Form 10QSB
period 2005-02-28
ARTCRAFT V INC
filed 2005-04-19
CIK 1294614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 19, 2005: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2005
                                   (UNAUDITED)

                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                 CONTENTS


PAGE        1       BALANCE SHEET AS OF FEBRUARY 28, 2005 (UNAUDITED)

PAGE        2       STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY
                    28, 2005 AND FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO
                    FEBRUARY 28, 2005 (UNAUDITED)

PAGE        3       STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE
                    PERIOD FROM JUNE 7, 2004 (INCEPTION) TO FEBRUARY 28, 2005
                    (UNAUDITED)

PAGE        4       STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JUNE 7, 2004
                    (INCEPTION) TO FEBRUARY 28, 2005 (UNAUDITED)

PAGES     5 - 6     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2005
                             -----------------------
                                   (UNAUDITED)


                                     ASSETS

  CURRENT ASSETS
    Prepaid expense                                                             $           10,000
                                                                                   -----------------

  TOTAL ASSETS                                                                  $           10,000
  ------------                                                                     =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

  CURRENT LIABILITIES
    Accrued expense                                                             $                -
    Stockholder loan                                                                        12,500
                                                                                   -----------------

  TOTAL CURRENT LIABILITIES                                                                 12,500

  STOCKHOLDERS' DEFICIENCY
    Preferred stock, $0.001 par value, 10,000,000 shares authorized,
     none issued and outstanding                                                                 -
    Common stock, $0.001 par value, 100,000,000 shares authorized,
     100,000 shares issued and outstanding                                                     100
    Additional paid in capital                                                               1,000
    Accumulated deficit during development stage                                            (3,600)
                                                                                   -----------------
          Total Stockholders' Deficiency                                                    (2,500)
                                                                                   -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $           10,000
  ----------------------------------------------                                   =================



                 See accompanying notes to financial statements.
                                        1


                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)

                                                                                                For the Period from
                                                                       For the Three               June 7, 2004
                                                                       Months Ended               (Inception) to
                                                                     February 28, 2005          February 28, 2005
                                                                    --------------------      -----------------------
REVENUE
  Sales                                                          $                -        $                   -
  Cost of sales                                                                   -                            -
                                                                    --------------------      -----------------------

GROSS PROFIT                                                                      -                            -

OPERATING EXPENSES
  General and administrative                                                     2,500                        3,600
                                                                    --------------------      -----------------------
        Total Operating Expenses                                                 2,500                        3,600
                                                                    --------------------      -----------------------

LOSS FROM OPERATIONS                                                            (2,500)                      (3,600)

Provision for Income Taxes                                                        -                            -
                                                                    --------------------      -----------------------

NET LOSS                                                         $              (2,500)    $                 (3,600)
                                                                    ====================      =======================

 Net loss per share - basic and diluted                          $               (0.03)    $                  (0.04)
                                                                    ====================      =======================

Weighted average number of shares outstanding during the
 period - basic and diluted                                                    100,000                      100,000
                                                                    ====================      =======================



                 See accompanying notes to financial statements.
                                        2


                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO FEBRUARY 28, 2005
        -----------------------------------------------------------------
                                   (UNAUDITED)


                                                                                                      Accumulated
                                                                                                        Deficit
                                                                                           Additional    During
                                           Preferred Stock            Common Stock          Paid-In    Development
                                        Shares        Amount        Shares      Amount      Capital      Stage        Total
                                        ------     ------------     -------     -------     -------     -------      -------
Stock issued on acceptance of
 incorporation expenses at June 7, 2004     --     $         --     100,000     $   100     $    --     $    --      $   100

In-kind contribution                        --               --          --          --       1,000          --        1,000

Net loss, 2004                              --               --          --          --          --      (3,600)      (3,600)
                                        ------     ------------     -------     -------     -------     -------      -------

BALANCE, FEBRUARY 28, 2005                  --     $         --     100,000     $   100     $ 1,000     $(3,600)     $(2,500)
--------------------------              ======     ============     =======     =======     =======     =======      =======











              See accompanying notes to financial statements.
                                     3


                                ARTCRAFT V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION)
                  --------------------------------------------
                              TO FEBRUARY 28, 2005
                              --------------------
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $          (3,600)
  Adjustments to reconcile net loss to net cash used in operating activities:
    In-kind contribution                                                                                      1,000
    Compensation in the form of stock                                                                           100
   Changes in operating assets and liabilities:
    Prepaid expenses                                                                                        (10,000)
    Increase (decrease) in accrued expenses                                                                    -
                                                                                                     ----------------
         Net Cash Used In Operating Activities                                                              (12,500)
                                                                                                     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                           -
                                                                                                     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder loan                                                                                           12,500
                                                                                                     ----------------
         Net Cash Provided By Financing Activities                                                           12,500
                                                                                                     ----------------

NET INCREASE (DECREASE) IN CASH                                                                                -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                               -
                                                                                                     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $            -
                                                                                                     ================


              See accompanying notes to financial statements.
                                     4

                             ARTCRAFT V, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AS OF FEBRUARY 28, 2005
                          -----------------------
                                (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

     (A)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     (B)  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (C)  Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of February 28, 2005, there were no common share equivalents outstanding.

     (D)  Business Segments

     The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDER LOAN
------ ----------------

     During 2005, the Company received a loan of $12,500 from its stockholder for operating expenses. The loan is non-interest bearing, unsecured and due on demand.

                             ARTCRAFT V, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AS OF FEBRUARY 28, 2005
                          -----------------------
                                (UNAUDITED)

NOTE 3 STOCKHOLDERS' EQUITY
------ --------------------

     (A)  Common Stock Issued for Cash

     On June 17, 2004, the Company issued 100,000 shares of common stock to its founder for expenses incurred in the formation of the Company valued at $100 ($0.001 per share).

     (B)  In-Kind Contribution

     During 2005 the stockholder of the Company paid $1,000 of operating expenses on behalf of the Company (See Note 3).

NOTE 4 RELATED PARTY TRANSACTIONS
------ --------------------------

     A stockholder of the Company paid $1,100 of expenses on behalf of the Company from inception (See Note 3).

     During 2005, a stockholder loaned the Company $12,500 for operating expenses (See Note 2).

NOTE 5 GOING CONCERN
------ -------------

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (June 7, 2004) through February 28, 2005. For the quarter ended February 28, 2005, the registrant recognized a net loss of $3,600. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At February 28, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending February 28, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           Artcraft V INC.
                                           Registrant


Date: April 19, 2005                       By: /s/ Li Te Xiao
                                           -----------------------------------
                                           Li Te Xiao
                                           CEO