Form 10KSB
period 2005-05-31
ARTCRAFT V INC
filed 2005-08-25
CIK 1294614

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-KSB

____________________________

ANNUAL REPORT UNDER

SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

May 31, 2005

Commission File #000-50818

ARTCRAFT V, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

Baimang Checking Station 1st Building

South Mountain Xili Town, Shenzhen, China

(Address of principal executive offices )(Zip Code)

755-27653497

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended May 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 31, 2005, was: $-0-

Number of shares of the registrant’s common stock outstanding as of August 24, 2005 is: 250,000

We do not have a Transfer Agent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Artcraft V Inc. was incorporated on June 7, 2004, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;
*	increased visibility in the financial community;
*	the facilitation of borrowing from financial institutions;
*	improved trading efficiency;
*	shareholder liquidity;
*	greater ease in subsequently raising capital;
*	compensation of key employees through stock options for which there may be a market valuation;
*	enhanced corporate image;
*	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
*	a foreign company which may wish an initial entry into the United States securities market;
*	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option
Plan;
*	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of their time to the activities of the Company, without compensation. Management anticipates that our business plan can be implemented by devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by each officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 24, 2005, there are 49 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this Registration Statement, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

We have no full time employees. Our president and vice president have agreed to allocate a portion of their time to the activities of the Company, without compensation. Management anticipates that our business plan can be implemented by devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by each officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through May 31, 2005. For the period ended May 31, 2005, expenses were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At May 31, 2005, we had limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

In May 2005, we completed a Regulation D Rule 506 offering in which we issued a total of 150,000 shares of our common stock to a total of 48 investors at a price per share of $.40 for an aggregate offering price of $60,000. As of May 31, 2005, these amounts have been recorded as a subscription receivable.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MAY 31, 2005

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF MAY 31, 2005

PAGE	3	STATEMENT OF OPERATION FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

PAGE	5	STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

PAGES	6 - 8	NOTES TO FINANCIAL STATEMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Artcraft V, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Artcraft V, Inc. (a development stage company) as of May 31, 2005 and the related statements of operation, changes in stockholders’ deficiency and cash flows for the period from June 7, 2004 (inception) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Artcraft V, Inc. (a development stage company) as of May 31, 2005 and the results of its operations and its cash flows for the period from June 7, 2004 (inception) to May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $14,409 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

August 5, 2005

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MAY 31, 2005

ASSETS

CURRENT ASSETS
Prepaid expense	$10,000

TOTAL CURRENT ASSETS	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Stockholder loans	$14,309

TOTAL CURRENT LIABILITIES	$14,309

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 250,000 shares issued and outstanding, respectively	250
Additional paid in capital	62,050
Subscriptions receivable	(60,000)
Accumulated deficit during development stage	(6,609)
Total Stockholders’ Deficiency	(4,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$10,000

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATION

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

OPERATING EXPENSES
Professional fees	$5,409
General and administrative	1,200
Total Operating Expenses	6,609

LOSS FROM OPERATIONS	(6,609)

Provision for Income Taxes	-

NET LOSS	$(6,609)

Net loss per share - basic and diluted	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	100,000

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founder for incorporation expense ($0.001 per share)	-	$-	100,000	$100	$-	$-	$-	$100

In-kind contribution	-	-	-	-	2,200	-	-	2,200

Common stock issued for cash ($0.40 per share)	-	-	150,000	150	59,850	(60,000)	-	-

Net loss for the period from June 7, 2004 (inception) to May 31, 2005	-	-	-	-	-	-	(6,609)	(6,609)

BALANCE, MAY 31, 2005	-	$-	250,000	$250	$62,050	$(60,000)	$(6,609)	$(4,309)

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO MAY 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,609)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	2,200
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,000)
Net Cash Used In Operating Activities	(14,409)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	100
Stockholder loans	14,309
Net Cash Provided By Financing Activities	14,409

NET INCREASE (DECREASE) IN CASH	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MAY 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Artcraft V, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on June 7, 2004. The Company plans to locate and negotiate with a business entity for the combination of that target company. The combination will normally take the form of a merger, stock for stock exchange or stock for asset exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Activities during the development stage include developing the business plan and raising capital.

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

(C) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of May 31, 2005, the Company has a net operating loss carryforward of approximately $4,400 available to offset future taxable income through 2025. The valuation allowance at May 31, 2005 was $1,496. The net change in the valuation allowance for the year ended May 31, 2005 was an increase of $1,496.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MAY 31, 2005

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2005, there were no common share equivalents outstanding.

(E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	LOAN PAYABLE – RELATED PARTY

During 2005, the stockholder of the Company paid $14,309 of operating expenses on behalf of the Company the loan is unsecured and due on demand (See Note 4).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On June 7, 2004, the Company issued 100,000 shares of common stock to its founders for expense of $100 ($0.001 per share).

On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share).

(B) In-Kind Contribution

During 2005, the Company recorded an in-kind contribution of $1,200 for the fair value of services contributed by its officer and $1,000 for expenses paid on behalf of the Company.

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $14,309 of expenses on behalf of the Company from inception (See Note 2).

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MAY 31, 2005

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $14,409 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 18, 2005, Gately & Associates, LLC (“Gately & Asociates”) was dismissed as independent auditor for the Company and the Company engaged Webb & Company, PA (“Webb”) as its principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company.

At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of August 24, 2005 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held
Li Te Xiao	28	President/CEO/CFO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Li Te Xiao has been our President, Chief Executive Officer and sole member of our Board of Directors since December 20, 2004. Li Te Xiao has been the General Manager for Shenzhen E’Jinie Technology Development Co., Ltd since 2001. From 1999 to 2001, he also worked as the General Manager for Shun De Taiwan Fan Sai Te Lamp Manufacture. Li Te Xiao Graduated in 1997 from Hubei Province Normal School with a major in English.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending May 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered and have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Total Shares	% of Shareholdings

China US Bridge Capital Ltd.	100,000	40%

Li Te Xiao	0	0

The percent of class is based on 250,000 shares of common stock issued and outstanding as of August 24, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

On April 20, 2005, the Company filed an 8K based on the change in accountant.

On May 25, 2005, the Company filed an 8K based on the sale of shares of unregistered securities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended May 31, 2005, we were billed approximately $5,300 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company's fiscal year ended May 31, 2005, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended May 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ARTCRAFT V, INC.

By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Dated:	August 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Li Te	XiaoPresident, CEO, CFO and Director	August 24, 2005
Li Te Xiao