Form 10QSB
period 2005-08-31
ARTCRAFT V INC
filed 2005-10-11
CIK 1294614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______.

Commission file number 000-50818

ARTCRAFT V INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Baimang Checking Station 1st Building South Mountain Xili Town, Shenzhen, China
(Address of principal executive offices)	(Zip Code)

(775)27653497

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 10, 2005: 250,000 shares of common stock.

ARTCRAFT V, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

(UNAUDITED)

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF AUGUST 31, 2005 (UNAUDITED)

PAGE	2

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005, FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2004 AND FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2005 (UNAUDITED)

PAGE	3	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2005 (UNAUDITED)

PAGE	4

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2005, FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2004 AND FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2005 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF AUGUST 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Prepaid expense	$-

TOTAL CURRENT ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,086
Stockholder loans	16,005

TOTAL CURRENT LIABILITIES	$18,091

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 250,000 shares issued and outstanding, respectively	250
Additional paid in capital	62,650
Subscriptions receivable	(60,000)
Accumulated deficit during development stage	(20,991)
Total Stockholders’ Deficiency	(18,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31, 2005	For the Period from June 7, 2004 (Inception) to August 31, 2004	For the Period from June 7, 2004 (Inception) to August 31, 2005

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	13,782	850	19,191
In-kind contribution of services	600	-	1,800
Total Operating Expenses	14,382	850	20,991

LOSS FROM OPERATIONS	(14,382)	(850)	(20,991)

Provision for Income Taxes	-	-	-

NET LOSS	$(14,382)	$(850)	$(20,991)

Net loss per share - basic and diluted	$(0.06)	$-	$(0.16)

Weighted average number of shares outstanding during the period – basic and diluted	250,000	100,000	130,667

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO AUGUST 31, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founder for incorporation expense ($0.001 per share)	-	$-	100,000	$100	$-	$-	$-	$100

In-kind contribution	-	-	-	-	2,200	-	-	2,200

Common stock issued for cash ($0.40 per share)	-	-	150,000	150	59,850	(60,000)	-	-

Net loss for the period from June 7, 2004 (inception) to May 31, 2005	-	-	-	-	-	-	(6,609)	(6,609)

Balance, May 31, 2005	-	-	250,000	250	62,050	(60,000)	(6,609)	(4,309)

In-kind contribution	-	-	-	-	600	-	-	600

Net loss for the three months ended August 31, 2005	-	-	-	-	-	-	(14,382)	(14,382)

BALANCE, AUGUST 31, 2005	-	$-	250,000	$250	$62,650	$(60,000)	$(20,991)	$(18,091)

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31, 2005	For the Period from June 7, 2004 (Inception) to August 31, 2004	For the Period from June 7, 2004 (Inception) to August 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(14,382)	$(850)	$(20,991)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	600	-	2,800
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-	-
Increase (decrease) in accounts payable	2,086	750	2,086
Net Cash Used In Operating Activities	(1,696)	(100)	(16,105)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	100	100
Stockholder loan	1,696	-	16,005
Net Cash Provided By Financing Activities	1,696	100	16,105

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

See accompanying notes to financial statements.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2005, there were no common share equivalents outstanding.

(D) Income Taxes

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

AS OF AUGUST 31, 2005

(UNAUDITED)

(E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” SFAS No. 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153, 154 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDER LOAN

During 2005, the Company received a loan of $1,696 from its stockholder for operating expenses. The total loan as of August 31, 2005 is $16,005. The loan is non-interest bearing, unsecured and due on demand.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On December 17, 1999, the Company issued 100,000 shares of common stock to its founder for expenses incurred in the formation of the Company valued at $100 ($0.001 per share).

On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share).

(B) In-Kind Contribution

During 2005, the Company recorded an in-kind contribution of $1,200 for the fair value of services contributed by its officer and $1,000 for expenses paid on behalf of the Company.

During the three months ended August 31, 2005, the Company recorded an in-kind contribution of $600 for the value of services contributed by its officer.

ARTCRAFT V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $16,005 of expenses on behalf of the Company from inception (See Note 2).

During the three months ended August 31, 2005, a stockholder loaned the Company $1,696 for operating expenses (See Note 2).

NOTE 5	GOING CONCERN

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

We did not have any operating income from inception through August 31, 2005. For the period ended August 31, 2005, expenses were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At August 31, 2005, we had limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

In May 2005, we completed a Regulation D Rule 506 offering in which we issued a total of 150,000 shares of our common stock to a total of 48 investors at a price per share of $.40 for an aggregate offering price of $60,000. As of August 31, 2005, these amounts have been recorded as a subscription receivable.

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

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ARTCRAFT V, INC.

By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Dated:	October 11, 2005