Form 10KSB
period 2005-12-31
ARTCRAFT V INC
filed 2006-04-18
CIK 1294614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-50818

                                ARTCRAFT V, INC.
                 (Name of Small Business Issuer in its charter)

        DELAWARE
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

          Baimang Checking Station 1st Building                 518000
        South Mountain Xili Town, Shenzhen, China
         (Address of principal executive offices)             (Zip code)

                                011-775 27653497
                            Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class registered:      Name of each exchange on which registered:
               None                                    None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. |_| Yes |X| No

Issuer's revenues for its most recent fiscal year, December 31, 2005, were $20,494.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2006, was $ -0- (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of April 13, 2006 the Company had 10,250,000 shares of common stock outstanding.

Forward Looking Statements

Certain information contained herein should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which is subject to a number of risks and uncertainties. The preparation of forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the control of Artcraft V, Inc. (the "Company") control. Specific factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: economic conditions, labor costs; competitive pressures on pricing; consumer perceptions of the Company's products; other operational matters discussed herein and other risks and uncertainties. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed.

                                ARTCRAFT V, INC.

                                TABLE OF CONTENTS

PART I...................................................................................................1
   ITEM 1. DESCRIPTION OF BUSINESS.......................................................................1
   ITEM 2. DESCRIPTION OF PROPERTY......................................................................11
   ITEM 3. LEGAL PROCEEDINGS............................................................................11
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................11
PART II.................................................................................................12
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................12
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................13
   ITEM 7. FINANCIAL STATEMENTS.........................................................................16
   ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........16
   ITEM 8A.CONTROLS AND PROCEDURES......................................................................17
PART III................................................................................................18
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT .........................................................................18
   ITEM 10.EXECUTIVE COMPENSATION.......................................................................19
   ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................19
   ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................20
   ITEM 13:EXHIBITS AND REPORTS ON FORM 8-K.............................................................20
   ITEM 14:PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................................20
SIGNATURES..............................................................................................21


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Artcraft V Inc. ("Artcraft") was incorporated on June 7, 2004, under the laws of the State of Delaware. On November 7, 2005, we purchased all of the outstanding shares of Top Interest for a total of 10,000,000 shares of Artcraft common stock to Top Interest. Pursuant to the agreement, Top Interest became our wholly owned subsidiary. Top Interest owns 70% of Shenzhen Xin Kai Yuan Information Consulting Co., Ltd, which is their operating subsidiary. Shenzhen Xin Kai Yuan Information Consulting Co., Ltd operates 188Info (http://www.188info.com/), a professional information searching platform that categorizes the information it provides based on geographical boundaries. Through the operating subsidiary Shenzhen Xin Kai Yuan Information Consulting Co., Ltd, we provide a number of services including information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

188Info has a strong reputation among Shenzhen residents. Many Shenzhen residents use 188 Info to publish and search for information. 188Info enjoys several competitive advantages including innovative information categorization, sophisticated product and service categorization. For example, 188Info's categories include career services, real estate, lodging accommodations, transportation, computer networking, communications electronics, furniture, gifts and apparel, printing presses, and other businesses. Information is presented in a variety of ways to enhance readability.

188Info has adopted a rapid development plan and has succeeded in becoming one of the major information websites for Chinese in a relatively short time period. 188Info has achieved its success on the basis of a modest initial investment.

In 2006, Top Interest will continue to promote 188Info in an effort to expand its usefulness among Chinese citizens. The Company's plans include:

     o Further promotion of 188Info and development of related websites to attract a younger demographic and achieve one million hits on a daily basis.
     o           Promotion of a commercials exchange among various industries
     o Establishment of a community information service in Shenzhen by cooperating with communities
     o           Publication of "yellow pages" in Shenzhen


Industry Background

Internet Users in China

The number of Internet users in China has grown rapidly. According to CNNIC, there were approximately 94 million Internet users in China as of December 31, 2004. The number of Internet users is expected to reach approximately 133 million by the end of 2005 and to further grow at a CAGR of 24.2% from 2005 to 2007, according to iResearch. The table below sets forth the number of Internet users in China for the periods indicated and the CAGR from 2005 to 2007.

                                                                  06-07
                                       2005      2006      2007   CAGR
                                       -------------------------------
Internet Users (in millions)           133      166      205      24.2%


Source: iResearch: China Internet Search Market Report 2004

Internet Search Users in China

China's Internet search market is still at an early stage of development but is evolving rapidly as an increasing number of users seek information, products and services via the Internet. According to iResearch, there were approximately 83 million Internet search users in China in 2004, and the number of Internet search users is expected to grow at a CAGR of 27.5% from 2005 to 2007. The table below sets forth the number of Internet search users in China for the periods indicated and the CAGR from 2005 to 2007.


                                        2002     2003    2004    2005   2006   2007     06-07
                                                                                        CAGR
Internet Search Users (in millions)       38       56      83     115    149    187     27.5  %

Source: iResearch: China Internet Search Market Report 2004

With the acceleration of broadband penetration in China and the proliferation of Chinese language websites, the number of search queries in China has increased significantly. According to iResearch, the total number of queries per day was estimated to have reached approximately 188 million in 2004 and is expected to grow at a CAGR of 49.8% from 2005 to 2007, and the total number of queries per user per day is expected to grow from 2.3 per user in 2004 to 4.3 per user in 2007. The table below sets forth the total number of queries per day and queries per user per day for the periods indicated and the respective CAGR from 2005 to 2007.

                                                                                             06-07
                                           2002     2003    2004    2005    2006    2007     CAGR
Total Queries Per Day (in millions)(1)       24      81      188     360     544     808     49.8  %
Total Queries Per User Per Day(1)           0.6     1.4      2.3     3.1     3.6     4.3     17.8  %

(1) The historical data based on the results of a survey conducted in December of each year of Chinese Internet search providers and their estimated number of daily search queries processed.

Source: iResearch: China Internet Search Market Report 2004

Online Marketing in China

Similar to the trend in the U.S., Internet search in China has evolved from directory-based search to web search. Prior to 2001, Internet search in China mainly included directory-based search. Major forms of online marketing associated with directory-based search include pay-for-inclusion and fixed ranking marketing.

With the growth of Internet usage and the rapid development of the Internet search market in China, online marketing has become a more widely adopted marketing medium. IDC reported that in 2003, 43.8% of China's Internet users clicked on various forms of online marketing, higher than Internet users in most parts of the Asia Pacific region (excluding Japan), and total online marketing revenues in China would amount to approximately US$130 million in 2004. The paid search market is expected to be the fastest growing segment of online marketing in the Asia Pacific region (excluding Japan) through 2007.

Forms of online marketing include paid search as well as online advertisements such as text links and graphical advertisements. The table below sets forth the various forms of online marketing as a percentage of total online marketing revenues in China for the periods indicated.


(% of Online Marketing Revenues)          2002      2003      2004      2005      2006
-----------------------------------------------------------------------------------------
Paid Search                               34.7 %    37.9 %    37.9 %    43.3 %    45.4 %
Online Advertisements                     60.8 %    59.3 %    60.0 %    54.9 %    53.1 %
Email Advertisements                       4.5 %     2.8 %     2.1 %     1.8 %     1.5 %



Source: iResearch: China Internet Search Market Report 2004

Paid Search. Paid search is expected to be the fastest-growing segment of online marketing in China. iResearch estimates that paid search will comprise approximately 45% of online marketing revenues in 2006. The table below sets forth the various forms of paid search as a percentage of total paid search revenues in China for the periods indicated.


(% of Paid Search Revenues)     2002      2003      2004      2005      2006
--------------------------------------------------------------------------------
Pay-for-performance             14  %     43  %      43 %      51 %      58  %
Fixed Ranking                   32  %     22  %      28 %      24 %      21  %
Address Bar                     50  %     29  %      24 %      19 %      15  %
Others                          4   %     6   %      5  %      6  %      6   %

                                                   - 4 -
Source: iResearch: China Internet Search Market Report 2004

Auction-based P4P is a cost-effective platform designed to meet the need of businesses to reach the increasing number of Internet users. P4P enables a customer to bid for priority placement of its links in keyword search results. The customer is required to pay the amount of its bid when a user clicks on the customer's listing in the search results. In the fixed ranking model, a customer pays a fixed fee to guarantee the display of its listing at a specified position on the search result page.

Online Advertisements. Online advertisements include text links, buttons, banners and other graphical advertisements. Online advertisements offered by search engines include both query sensitive and non-query sensitive advertising products. Advertisers purchase online advertising products directly from website operators or indirectly through advertising agents. iResearch estimates that online advertising revenues will comprise approximately 53% of online marketing revenues in 2006.

Unique Characteristics of Chinese Internet Search Market

Diverse Internet Search Needs. Internet users in China search for a variety of information, such as web pages, news and multimedia files. According to a survey of Internet search users in China conducted by iResearch in 2004, approximately 48% of those surveyed searched for MP3 files through search engines and approximately 35% of those surveyed searched for pictures. The following chart sets forth iResearch's survey results.

Information Needs of Internet Search Users in China(1)

(1) Represents the percentage of Internet search users who searched for the specified type of information in 2004.
Source: iResearch: China Internet Search Market Report 2004

Complexity of the Chinese Language. The complexity of the Chinese language requires special language processing technologies to generate relevant results. Sentences in Chinese consist of phrases, equivalent to words in English, that are formed by multiple characters. A search engine must index and segment the Chinese text phrases before conducting keyword/phrase searches. Moreover, a Chinese language phrase generally has more synonyms and closely associated phrases than an English word. As a result, a Chinese language search engine must have a comprehensive database of synonyms and closely associated phrases in order to function effectively.

Large Base of SME Customers. While large enterprises represent an important part of the paid search market, we believe that SMEs comprise a substantial and growing portion of China's potential paid search customer base. According to iResearch, the number of SMEs in China is estimated to reach 24.8 million by the end of 2006. iResearch also forecasts that the number of SMEs adopting some form of online marketing will grow from 410,000 in 2004 to 680,000 in 2006, representing a CAGR of 28.8%. SMEs are generally more likely to adopt paid search as a marketing medium given their relatively modest budgets. Paid search allows SMEs to maximize the return on their spending by reaching potential consumers that they otherwise may not be able to reach cost-effectively.

Reliance on Distributors. China's paid search market relies heavily on distributors to acquire customers, collect payments and provide customer service. This is in part due to the large, fragmented and less sophisticated SME customer base, which is at an early stage of adopting paid search as a marketing medium. Moreover, since secure online payment and credit card systems are at early stages of development in China, distributors serve as an effective channel to collect payments from customers.

Our Strengths

We focus on providing Chinese language Internet search and related services. Our services are designed to enable our users to find relevant information efficiently online and to enable our customers to reach these users cost-effectively. We believe that our position in is primarily attributable to the following strengths:

Large Chinese Language Search Audience. We provide our customers with access to users from our websites, which consisted of over 76,000 third-party websites as of June 30, 2005. Our search engine significantly enhances our ability to attract users and to provide our customers with increased exposure to users who may be interested in their offerings.

One of the Most Widely Recognized Internet Search Brands in Shenzhen. 188info is one of the most widely recognized Internet search brands in Shenzhen. Our brand has developed mainly through word-of-mouth among our users and customers. We recently initiated marketing campaigns to promote and strengthen our brand. The awareness of our "188info" brand enhances our ability to attract more user traffic to our 188info.com website. It also allows us to attract more customers seeking to target a broader base of potential consumers.

Local Market Experience and Expertise. We have developed a significant understanding of the needs and preferences of our users and customers in China. We have expertise in developing search technologies that cater to the search behavior of Chinese users and address the unique features of Chinese language search. We also have a track record of successfully introducing and expanding our services to paid search customers across different regions of China. In addition, we have experience in operating in the highly regulated and rapidly evolving Internet industry in China.

Leading Technology. Our search technology provides users with relevant search results and customers with an efficient way to reach potential consumers. Our link-analysis, anti-spamming and Chinese language processing technologies form the core of our algorithmic search technology.

Extensive and Effective Distribution and Customer Service Network. Our customers can access our services directly or through our nationwide network of regional distributors. Our distributors sell our services to customers and collect payments for us. Our key distributors are restricted from selling similar products offered by our competitors during our contractual period. We also provide training to our distributors and evaluate their performance to ensure high-quality customer service. In addition, we, along with our distributors, provide training, keyword analysis and search reports to our customers to help them better understand our services and achieve higher ROIs.

Our Strategies

Our goal is to become a platform that provides users with the best way to find information and allows businesses to reach a broad base of potential customers. We intend to achieve our goal by implementing the following strategies:

Enhance User Experience and Increase Traffic. We believe that continuous improvement of our users' experience is essential to increasing traffic to our websites. We plan to develop and introduce new features and functions to our search services, including new forms of searchable content. We also plan to refine our search algorithms and other related technologies, increase the size of our indexes and improve index refresh rates to enable users to find relevant information more efficiently.

Grow Online Marketing Business. We intend to grow our online marketing business by attracting potential customers and increasing spending per customer on our services. We plan to address the specific needs of our customers by offering individual products and services and tailored solutions to maximize the effectiveness of their marketing efforts. We aim to better understand their online marketing needs through regular customer dialogues, cross selling of our various products and services and introduction of new and innovative online marketing solutions.

Pursue Selective Strategic Acquisitions and Alliances. We intend to pursue selective strategic acquisitions of businesses, assets and technologies that complement our existing capabilities and business.

Products and Services for Users

We focus on offering products and services that enable our users to find relevant information quickly and easily. We offer the following services at 188info.com to users free of charge:

Web Search. Our web search allows users to locate information, products and services using Chinese language search terms. Through our search software, we build and continuously refine a large database of Chinese synonyms and closely associated phrases, which is essential for accurate and efficient execution of Chinese language searches. The 188info.com home page prominently features a search box that is designed to load quickly. After entering a search query, users are generally presented with a list of search results, which may include our customers' links. Users can then access the desired websites by clicking on the hypertext links displayed in the search results.

In addition to providing access to more than 740 million indexed Chinese language web pages, we have integrated additional features into our web search that help users find information more easily. Our web search includes the following features:

     o Related Search - provides alternative search terms based on the original queries to help users find relevant web pages quickly;

     o Search in Results - enables users to conduct additional searches within the initial search results;

     o Search by Chinese Phonetics (Pinyin) - enables users to conduct quick searches by entering Chinese phonetics with letters of the English alphabet instead of Chinese characters;

     o Advanced Search - enables users to create more focused queries by employing techniques such as narrowing results to specified words or phrases, document formats, geographic regions, time frames or websites;

     o Travel Information - enables users to check domestic train and flight schedules as well as schedules of international flights departing from or arriving in China; and

     o Calculator - performs basic arithmetic and complicated math and converts between units of measure.

Other Prospect Services. We are continuously developing and introducing new products to make 188info.com more attractive to our users. In 2005, Top Interest will continue to promote 188Info in an effort to expand its usefulness among Chinese citizens. The Company's plans include:

     o Further promotion of 188Info and development of related websites to attract a younger demographic and achieve one million hits on a daily basis.
     o    Promotion of a commercials exchange among various industries
     o Establishment of a community information service in Shenzhen by cooperating with communities
     o    Publication of yellow pages in Shenzhen

Competition

The Internet search industry in China is rapidly evolving and highly competitive. Our primary competitors include U.S.-based Internet search providers and Chinese Internet companies. We compete with these entities for both users and customers on the basis of user traffic, quality (relevance) and quantity (index size) of search results, availability and ease of use of our products and services, the number of customers, distribution channels and the number of associated third-party websites. We also face competition from traditional advertising media.

U.S.-based Internet Search Providers. U.S.-based Internet search providers, such as Google, Yahoo! and Microsoft, have a strong global presence, well-established brand names, more users and customers and significantly greater financial resources than we do. The PRC government regulates the Internet industry extensively, including foreign investment and license and permit requirements. We may face more intense competition from our U.S. competitors as the regulatory environment in China evolves, online payment systems and Internet infrastructure in China mature, and our U.S. competitors increase their business activities in China.

Chinese Internet Companies. Chinese Internet portals such as Sina, Sohu and Netease offer a broad range of online services, including news, wireless value-added services, email, online shopping, chat rooms and community networks. Sina recently launched its self-developed search engine, "iAsk." Each of our Chinese Internet portal competitors has generated significant traffic, a loyal user base and a large and broad customer base. These portals have widely recognized brand names in China and greater financial resources than we do. We compete with these portals primarily for user traffic and online advertising. We also face growing competition from other Internet search service providers such as Sougou, Yisou and Zhong Sou. In addition, we compete with B2B service providers such as Alibaba.

Traditional Advertising Media. Traditional advertising media, such as newspapers, yellow pages, magazines, billboards and other forms of outdoor media, television and radio, compete for a share of our customers' marketing budgets. Large enterprises currently spend a relatively small percentage of their marketing budgets on online marketing as compared to the percentage they spend on traditional advertising media.

Web Search Technology

Our web search technology applies a combination of techniques to determine the importance of a web page independent of a particular search query and the relevance of that page to a particular search query.

Link Analysis Techniques. Link analysis is a technique that determines the relevance between a user query and a web page by evaluating the combination of the anchor texts and the number of web pages linked to that web page. We treat a link from web page A to web page B as a "vote" by page A in favor of page B. The subject of the "vote" is described in the anchor texts of that link. The more "votes" a web page gets, the higher the relevance. We compare search queries with the content of web pages to help determine relevance. Our text-based scoring techniques do more than count the number of times a search term appears on a web page. For example, our technology determines the proximity of individual search terms to each other on a given web page, and prioritizes results that have the search terms near each other. Other aspects of a page's content are also considered. By combining link analysis with our information extraction techniques, we are able to deliver relevant search results.

Information Extraction Techniques. We extract information from a web page using high performance algorithms and information extraction techniques. Our techniques enable us to understand web page content, delete extraneous data, build link structures, identify duplicate and junk pages and decide whether to include or exclude a web page based on its quality. Our techniques can process millions of web pages quickly. In addition, our anti-spamming algorithms and tools can identify and respond to spamming web pages quickly and effectively.

Web Crawling Techniques. Our powerful computer clusters and intelligent scheduling algorithms allow us to crawl Chinese web pages efficiently. We can easily scale up our system to collect billions of Chinese web pages. Our spider technology enables us to refresh web indices at intervals ranging from every few minutes to every few weeks. We set the index refresh frequency rate based on our knowledge of Internet search users' needs and the nature of the information. For example, our news index is typically updated every three to six minutes throughout the day given the importance of timely information for news. We also mine multimedia and other forms of files from web page repositories.

Chinese Language Processing Techniques. We analyze and understand Chinese web pages by processing word-segmentation and utilizing an encoding method based on Chinese language characteristics. For example, we can identify Chinese names on a web page. When a user searches for a person based on the person's Chinese name, we can display the web pages that are specifically related to that person. We also mine user behavior and search interests from our large search query logs. We provide additional web search features such as advanced search, spell check and search by Chinese phonetics (Pinyin).

Large-Scale Systems Technology

We currently use a combination of off-the-shelf and custom software running on clusters of low-cost computers. Our investment in our large-scale system infrastructure has several key benefits: simplification of the storage and processing of large amounts of data, facilitation of the deployment and operation of large-scale products and services, automation of much of the administration of large-scale clusters of computers. Moreover, this large infrastructure is easily scalable to increases in traffic and dataset volume.

Our large-scale system infrastructure uses distributed software and high performance parallel computing technologies to provide high-quality web search services and web page collection with low cost computer clusters on a Linux operating system. We also have management information systems that enable us to perform tasks such as service operations, administrations, trouble-shootings and filtering with relative ease and efficiency. In addition, we have software systems that can test new ideas with real search queries to evaluate the actual effects without affecting live services.

Our infrastructure significantly improves the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe this infrastructure also shortens our product development cycle and allows us to innovate more cost-effectively. We also constantly evaluate new hardware alternatives and software techniques to help further reduce our computational costs.

Operations

We will maintain our computer system at our corporate headquarters. Our operations are dependent upon our ability to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We will maintain access to the Internet through third-party providers. Any disruption in our Internet access, failure of our third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in our operations could have an adverse effect on our business.

GOVERNMENT AND STATE REGULATION

Internet Law

Our website is not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

*     user privacy;
*     freedom of expression;
*     pricing;
*     content and quality of products and services;
*     taxation;
*     advertising;
*     intellectual property rights; and
*     information security


The adoption of any such laws or regulations might decrease the rate of growth of internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.
Regulations on News Display

Displaying news on a website and disseminating news through the Internet are highly regulated in the PRC. In November 2000, the State Council News Office and the Ministry of Information Industry promulgated the Provisional Measures for Administrating Internet Websites Carrying on the News Displaying Business. These measures require an ICP operator (other than a government authorized news unit) to obtain State Council News Office approval to post news on its website or disseminate news through the Internet. Furthermore, the disseminated news must come from government-approved sources pursuant to contracts between the ICP operator and these sources, copies of which must be filed with the relevant government authorities.

We provide our search users with links to other domestic websites that display news. According to our PRC legal counsel, providing links to news stories in response to a search query does not constitute displaying news on a website or disseminating news through the Internet. Therefore, we are not required to obtain governmental approval for providing our search users with these news links.

Regulation on Internet Culture Activities

On May 10, 2003, the Ministry of Culture promulgated the Internet Culture Administration Tentative Measures, or the Internet Culture Measures. The Internet Culture Measures require ICP operators engaging in "Internet culture activities" to obtain a license from the Ministry of Culture. The term "Internet culture activities" includes, among other things, online dissemination of Internet cultural products (such as audio-video products, gaming products, performances of plays or programs, works of art and cartoons) and the production, reproduction, importation, sale (wholesale or retail), leasing and broadcasting of Internet cultural products. The Internet Culture Measures do not state whether the measures apply to Internet search services that provide links to Internet cultural products, such as online audio-video products offered by third-party websites. According to our PRC legal counsel, Internet search services that provide links to third-party websites do not currently constitute engaging in Internet culture activities under the Internet Culture Measures. We therefore believe that we do not need to obtain an Internet culture business operation license.

 Regulation on Broadcasting Audio-Video Programs through the Internet

On January 7, 2003, the State Administration of Radio, Film and Television promulgated the Rules for Administration of Broadcasting of Audio-Video Programs Through the Internet and Other Information Networks, or the Broadcasting Rules. The Broadcasting Rules regulate Internet broadcasting of audio-video programs. According to the Broadcasting Rules, anyone who wishes to engage in Internet broadcasting activities must first obtain a license.

On April 23, 2005, the State Council announced a policy regarding investment by non-state-owned companies in culture-related business in China. The policy restricts investment by non-state-owned companies in audio-video broadcasting business or website news business, whether the business is conducted via Internet or otherwise. The policy authorizes the Ministry of Culture, the State Administration of Radio, Film and Television and the State Council News Office to adopt detailed implementation rules according to the policy. As we provide algorithm-generated links to third-party websites, we do not believe this policy would have direct adverse impact on our business and operations.

Regulations on Advertisements

The PRC government regulates online advertising, principally through the State Administration for Industry and Commerce, or the SAIC. Under the Rules for Administration of Foreign Invested Advertising Enterprise, promulgated by the SAIC and Ministry of Commerce on March 2, 2004, and the Guidance Catalogue, foreign investors are currently permitted to own up to 70% of the equity interest, individually or collectively, in a PRC advertising company. Starting December 10, 2005, there will be no limit on the percentage of foreign equity ownership.

Any entity that wishes to conduct advertising business in the PRC must first obtain approval from the SAIC or its local counterpart. Although the PRC laws or regulations at the national level do not specifically regulate online advertising businesses, certain provincial government authorities, such as the Beijing Administration for Industry and Commerce, or Beijing AIC, regulate online advertising businesses. In March 2001, Beijing AIC promulgated the Online Advertising Tentative Administrative Measures, which require ICP operators that provide online advertising services within the municipality of Beijing to obtain an advertising operations license.

Regulation on Software Products

On October 27, 2000, the Ministry of Information Industry issued the Administrative Measures on Software Products, or the Software Measures, to strengthen the regulation of software products and to encourage the development of the PRC software industry. Under the Software Measures, a software developer must have all software products imported into or sold in the PRC tested by a testing organization approved by the Ministry of Information Industry. The software products must be registered with the Ministry of Information Industry or with its provincial branch. The sale of unregistered software products in the PRC is forbidden. Software products can be registered for five years, and the registration is renewable upon expiration.

Regulations on Intellectual Property Rights

China has adopted legislation governing intellectual property rights, including trademarks, patents and copyrights. China is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the WTO in December 2001.

Patent. The National People's Congress adopted the Patent Law in 1984, and amended it in 1992 and 2000. The purpose of the Patent Law is to protect and encourage invention, foster applications of invention and promote the development of science and technology. To be patentable, invention or utility models must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of patent rights.

Copyright. The National People's Congress amended the Copyright Law in 2001 to widen the scope of works and rights that are eligible for copyright protection. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center.

To address copyright issues relating to the Internet, the PRC Supreme People's Court on November 11, 2000 issued the Interpretations on Some Issues Concerning Applicable Laws for Trial of Disputes Over Internet Copyright, or the Interpretations, which were subsequently amended on December 23, 2003. The Interpretations establish joint liability for ICP operators if they knowingly participate in, assist in or incite infringing activities or fail to remove infringing content from their websites after receiving notice from the rights holder. In addition, any act intended to bypass circumvention technologies designed to protect copyrights constitutes copyright infringement.

To address the problem of copyright infringement related to the content posted or transmitted over the Internet, the PRC National Copyright Administration and the Ministry of Information Industry jointly promulgated the Administrative Measures for Copyright Protection Related to the Internet on April 30, 2005. This measure became effective on May 30, 2005.

This measure applies to situations where an ICP operator (i) allows another person to post or store any works, recordings, audio or video programs on the websites operated by such ICP operator or (ii) provides links to, or search results for, the works, recordings, audio or video programs posted or transmitted by such person, without editing, revising or selecting the content of such material. Upon receipt of an infringement notice from a legitimate copyright holder, an ICP operator must take remedial actions immediately by removing or disabling access to the infringing content. If an ICP operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement, the ICP operator could be subject to administrative penalties, including: cessation of infringement activities; confiscation by the authorities of all income derived from the infringement activities; and payment of a fine of up to three times the unlawful income or, in cases where the amount of unlawful income cannot be determined, a fine of up to RMB100,000. An ICP operator is also required to retain all infringement notices for a minimum of six months and to record the content, display time and IP addresses or the domain names related to the infringement for a minimum of 60 days. Failure to comply with this requirement could result in an administrative warning and a fine of up to RMB30,000.

Under PRC copyright laws, a copyright holder can sue Internet service providers for copyright infringement. For example, in 2004, a Chinese record company sued a Chinese Internet music content provider, alleging that the defendant enabled users to download certain MP3 music files without the plaintiff's authorization. The Beijing Municipal Supreme People's Court found the defendant liable for knowingly participating in infringing activities and fined the defendant RMB100,000 (US$12,082). On the other hand, in a 2001 case in which an author sued a Chinese Internet company for providing search links to a third-party website which displayed his book online without his authorization, the Haidian District People's Court in Beijing held that the Internet company was not liable for providing algorithm-generated search links to the third-party website without knowledge of the website's infringing activities. However, if an Internet search provider does not promptly remove links to the infringing content after receiving notices from the copyright holders, the Internet search provider can be held liable by a PRC court. For example, in 2000, a copyright holder of a book brought a copyright infringement claim against another Chinese Internet company in the Beijing Intermediate People's Court, alleging that the defendant provided search links to certain third-party websites that posted the plaintiff's book without authorization and refused to remove such links to the infringing websites after the plaintiff requested the defendant to do so. The court found the defendant liable based primarily on the fact that it received notices of infringement from the plaintiff but did not timely remove the search links, and ordered the defendant to pay RMB3,000 (US$362.5) to the plaintiff as compensatory damage.

We do not host MP3 music files or movies on our servers. We provide algorithm-generated links to MP3 music files and provide index to movies located on third-party websites in response to our users' search queries. We have adopted measures to mitigate copyright infringement risks. For example, our policy is to remove links to web pages if we know these web pages contain materials that infringe third-party rights or if we are notified by the legitimate copyright holder of the infringement.

Regulation of Information Security

The National People's Congress has enacted legislation that prohibits use of the Internet that breaches the public security, disseminates socially destabilizing content or leaks state secrets. Breach of public security includes breach of national security and infringement on legal rights and interests of the state, society or citizens. Socially destabilizing content includes any content that incites defiance or violations of PRC laws or subversion of the PRC government or its political system, spreads socially disruptive rumors or involves cult activities, superstition, obscenities, pornography, gambling or violence. State secrets are defined broadly to include information concerning PRC national defense, state affairs and other matters as determined by the PRC authorities.

According to this legislation and other relevant regulations, ICP operators must complete mandatory security filing procedures with local public security authorities and must also report any public dissemination of prohibited content.


Regulations on Internet Privacy

The PRC Constitution states that PRC laws protect the freedom and privacy of communications of citizens and prohibits infringement of such rights. In recent years, PRC government authorities have enacted legislation on Internet use to protect personal information from any unauthorized disclosure. The Internet Measures prohibit an ICP operator from insulting or slandering a third party or infringing upon the lawful rights and interests of a third party. Pursuant to the BBS Measures, ICP operators that provide electronic messaging services must keep users' personal information confidential and must not disclose such personal information to any third party without the users' consent or unless required by law. The regulations further authorize the relevant telecommunications authorities to order ICP operators to rectify unauthorized disclosure. ICP operators are subject to legal liability if the unauthorized disclosure results in damages or losses to users. The PRC government, however, has the power and authority to order ICP operators to turn over personal information if an Internet user posts any prohibited content or engages in illegal activities on the Internet.

Regulations on Foreign Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the State Administration of Foreign Exchange, or the SAFE, and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from the SAFE or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

Employees

As of April 13, 2006, we have 10 full time employees located in China. We will hire additional employees as we continue to implement our plan of operation. None of our employees are represented under a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate our business from our corporate office located at Baimang Checking Station 1st Building, South Mountain Xili Town, Shenzhen, China. The office space is approximately 1,000 square feet, at no cost to the company. There presently is no lease for the premises. Management has agreed to continue this arrangement until we expand to a level exceeding the capacity of our current office space. We do not own or lease any properties at this time and have no agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is presently not trading on any public market or securities exchange. We filed a Registration Statement on Form SB-2 on January 13, 2006 (File No. 3330131019), which is not yet effective, registering 500,000 shares of our common stock at a price of $.49 per share for a maximum aggregate offering price of $245,000. Once that becomes effective, we intend to apply for quotation on the OTC Bulletin Board. There is no assurance that our shares of common stock will be quoted on the OTC Bulletin Board.

Holders

As of April 13, 2006 we had 50 shareholders holding an aggregate of 10,250,000 shares of our common stock

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

Fiscal Year 2004. The Company issued the following unregistered securities:

- On December 20, 2004, pursuant to a Stock Purchase Agreement, China US Bridge Capital Ltd. purchased 100,000 shares of our issued and outstanding common stock from Scott Raleigh, our sole officer, director and shareholder at such time. The total of 100,000 shares represented all of our outstanding common stock. China US Bridge Capital Ltd. paid a total of $36,000 to Scott Raleigh for the acquisition of his shares.

       The sale of these securities was previously reported in our Current Report on Form 8-K for December 20, 2004.

Fiscal Year 2005. The Company issued the following unregistered securities:

- In May 2005, we issued to 48 investors 150,000 restricted common shares pursuant to a subscription agreement for $60,000, utilizing the exemption from registration requirements of the 1933 Act provided in Rule 506 of Regulation D. We have not yet received the proceeds form same.

       These shares qualified for exemption under Rule 506 of Regulation D since it met the following requirements: (a) No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares; (b) At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an investment company" within the meaning of the federal securities laws; (c) Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security; (D) The offers and sales of securities by us pursuant to the offerings were not to evade any registration or resale requirements of the securities laws of the United States or any of its states; and (E) None of the investors were affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

       The sale of these securities was previously reported in our Current Report on Form 8-K for May 20, 2005.

- On November 7, 2005, pursuant to a Stock Purchase Agreement and Share Exchange between us and Top Interest International Limited, we purchased all of the outstanding shares of Top Interest in consideration for the issuance of a total of 10,000,000 shares of our common stock to Top Interest. Pursuant to the agreement, Top Interest became our wholly owned subsidiary. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

       These shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the Top Interest had the necessary investment intent as required by Section 4(2) since the Top Interest shareholders agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

       The sale of these securities was previously reported in our Current Report on Form 8-K for November 7, 2005.

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

                                       (a)                     (b)                        (c)
                             -----------------       -----------------        -----------------
                              Number of securities       Weighted-average        Number of securities
                                to be issued upon       exercise price of       remaining available for
                                   exercise of         outstanding options,      future issuance under
                              outstanding options,     warrants and rights     equity compensation plans
                               warrants and rights                               (excluding securities
                                                                               reflected in column (a))

     Equity compensation     None
     Plans approved by
     Security holders

     Equity compensation     None
     Plans not approved
     By security holders
     Total


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to Artcraft V, Inc. and its subsidiary.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We bases our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis from making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

Overview:

We operate our business through our wholly owned subsidiary, Top Interest International Limited, which operates our "188Info" service. 188Info provides a number of services including information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

188Info has a strong reputation among Shenzhen residents. Many Shenzhen residents use 188Info to publish and search for information.

188Info enjoys several competitive advantages including innovative information categorization, sophisticated product and service categorization. For example, 188Info's categories include career services, real estate, lodging accommodations, transportation, computer networking, communications electronics, furniture, gifts and apparel, printing presses, and other businesses. Information is presented in a variety of ways to enhance readability.


188Info has adopted a rapid development plan and has succeeded in becoming one of the major information websites for Chinese in a relatively short time period. 188Info has achieved its success on the basis of a modest initial investment.

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We are completing a website to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Development stage expenses during the fiscal years ended December 31, 2004 and 2005 were $11,374 and $25,987 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated.

Plan of Operation:
------------------

We intend to grow through internal development and strategic alliances.
Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

During the next twelve months, we expect to take the following steps to develop our business and implement our plan of operations. First, initiate substantive construction of our corporate website. We have constructed a comprehensive website at www.188info.com which outlines the products and services that we offer and includes additional sub-pages, our telephone and email information, navigation tools and a more detailed description of our products and services. "188 infonet" features a wide range of web advertisements. Web advertising can reach any part of the world equally fast, which is an impossible feat for conventional advertising. Our website provides multimedia content and presentations that are rich in audio and video, and utilize programs such as Flash and Shockwave to provide vivid, animated interaction.

The next stage of web development will focus on marketing and promoting 188 infonet to expand its influence into people's daily activities. We intend to accomplish this by (i) collaborating with various industry consultants and partnering with various companies within the industry; (ii) developing related websites to attract a younger demographic with the goal of achieving one million hits daily; and (iii) establishing a community information service such as published "yellow pages" in Shenzhen/

Incorporation of these services could cost from $2,500 to $100,000 depending upon the level of detail and the nature of the partnerships attained. If we attain partnerships that incorporate another company's services into our site and co-brand with partners, programming will be far simpler and cheaper than if we had offered users the ability to design their own service requests.

We have begun searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. We prefer to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits. However, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements.

Further website expansion in 2006 will be in various phases subject to revenue and capital availability. We filed a Registration Statement on Form SB-2 on January 13, 2006 (File No. 3330131019), which is not yet effective, registering 500,000 shares of our common stock at a price of $.49 per share for a maximum aggregate offering price of $245,000. Within 30 days of the SB-2 Registration Statement's effectiveness, we intend to apply for quotation on the OTC Bulletin Board, which we anticipate should be no later than the end of 2006. There are no fees for such application. There is no assurance that our shares of common stock will be quoted on the OTC Bulletin Board.

Within 60 days of the SB-2 Registration Statement's effectiveness, we intend to identify (i) funding options such as equity or debt financing to raise additional capital for the Company and (ii) key geographic markets to target during our initial phase of operations. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in early 2006. The associated costs for obtaining such funding may include fees to outside research and/or consultants, business travel expenses, due diligence costs and/or expenses associated with negotiating, structuring and closing of the financing deal. These costs could be as much as 5%-6% of the aggregate funding raised, but any such fees would be taken out of the closing proceeds. Searching for capital will likely be an ongoing process even if we initially raise a substantial amount of funds.

Employees

As of April 13, 2006, we have 10 full time employees located in China. We intend to hire and train additional staff, including management, marketing staff, and administrative personnel. We anticipate hiring a minimum of 10 employees in the next twelve months, beginning in early 2006. The number of employees hired will depend on a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the Company's existence.

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this 10-KSB

Liquidity and Capital Resources

We have limited liquidity and capital resources. Earnings were insufficient in years 2004 and 2005 to meet the liquidity needs of operations in those periods. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.


On November 7, 2005, pursuant to the closing of the Stock Purchase Agreement and Share Exchange with Top Interest International Limited, we ceased being a "blank check" company, as that term is defined in rule 419 of Regulation C under the rules of the Securities Act of 1933, and began operating an a professional information searching platform that categorizes the information it provides based on geographical boundaries.


Our cash requirements consist of general and administrative expenses, and professional fees, which are expected to average $1,700 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 12 months. We will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.
 RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. Certain columns may not add due to rounding.
                                               2005               2004
                                               ----               ----
Sales, net                              $      20,494      $     9,580
Cost  of sales                                      0                0
General and Administrative Expense             24,131           10,905

Income (Loss) from Operations           $      (3,637)     $    (1,325)


Net sales

Net sales for 2005 totaled $20,494 compared to $9,580 as of 2004, an increase of $10,914 or approximately 113%. The increase was due to the expansion of the business which resulted in more member users and more customers.

Operating Expense

General and administrative expense for 2005 totaled $24,131 or approximately 117.7% of net sales, compared to $10,905 or approximately 113.8% for 2004. The increase in operating expense of $13,226 or approximately 121.3%, was due to the increased expenses incurred during expansion of the business.

Income (Loss) from Operations

Income (loss) from operations for 2005 was $(3,637) as compared to loss from operations of $(1,325) for 2004, an decrease of $(2,312) or approximately 174.5%. The increase was due to the increase in operating expenses stated above.

Interest Expense

Interest expense for 2005 totaled $157 compared to $0 for 2004, an increase of $157. The increase in interest expense was due to the indebtedness related to the acquisition of fixed assets.

Net Income

Net income (loss) was $(1,781) for 2005 compared to $(856) for 2004, a decrease of $(925). The decrease was due to the increased operating expenses.

Taxes

We reflected no provision for income taxes in the first quarter of 2005 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2006, we terminated the client-auditor relationship with Webb & Company, P.A. ("Webb & Company") effective a January 4, 2006. We engaged Kabani & Company, Inc. of Los Angeles, California, as our new independent auditors as of January 4, 2006. Prior to such date, we did not consult with Kabani & Company, Inc. regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Kabani & Company, Inc. or (iii) any other matter that was the subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

In connection with its review of financial statements through August 31, 2005, there have been no disagreements with Webb & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Webb & Company would have caused them to make reference thereto in their report on the financial statements. During the most recent review period and the interim period subsequent to January 4, 2006, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K.

Webb & Company's audit of our financial statements on Form 10-KSB for the year ending May 31, 2005 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Except as noted in the previous sentence, the reports of Webb & Company, P.A. contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

On January 4, 2006, we elected to change our fiscal year end to December 31st based on the fiscal year end of our operating subsidiary.

ITEM  8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B. OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB but not reported.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

NAME            AGE     POSITION
----            ---     --------
Li Te Xiao      28      President, Chief Executive Officer,
                        Chief Financial Officer,
                        Secretary and Director

The above listed officer and director will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Director for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

Li Te Xiao was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Director effective December 20, 2004. Li Te Xiao has been the General Manager for Shenzhen E'Jinie Technology Development Co., Ltd from 2001 to October, 2004. From 1999 to 2001, he also worked as the General Manager for Shun De Taiwan Fan Sai Te Lamp Manufacture, in Shun De, Guang Dong, China. Li Te Xiao Graduated with a bachelor degree in 1997 from Hubei Province Normal School with a major in English.

Our sole Director and Executive Officer has not during the past five years:

        (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

        (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

        (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

        (d) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from January 1, 2003, to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d) the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

Audit Committee and Audit Committee Financial Expert

We do not currently have a standing audit committee. The entire board of directors of the Company acts as the audit committee. Currently, due to the recent changes, we do not have an audit committee financial expert. We are actively conducting a search for a suitable individual to join the board of directors who qualifies as an audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

To date, we have not entered into any employment agreements with our officer and do not presently intend to do so. Our officer does not receive any compensation for his services rendered and has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Summary Compensation Table. The following table reflects all compensation received by our officer and director in the fiscal years ended May 31, 2005 and 2004 and the interim period from June 1, 2005 to December 31, 2005 as we changed our fiscal year end to December 31.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                  Long-Term Compensation
Name and Principal Position     Year      Salary      Bonus    Other Annual     Restricted    Securities
                                                               Compensation     Stock         Underlying Options
                                                                                Award(s)

Li Te Xiao                        2005   $0               0        0                0             0
President, Chief Executive      Interim
Officer, Chief Financial         Period
Officer and Director
                                  2005   $0               0        0                0             0
                                  2004   $0               0        0                0             0


We do not anticipated that any executive officer or director will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2006.

Stock Options

We do not have, nor do we anticipate adopting a stock option plan. Additionally, we do not have any retirement, pension, profit sharing, stock option or other similar programs.

Employment Contracts

We presently have no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or Company, concerning the ownership of common stock as of April 13, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and
(iii) directors and executive officers as a group:

Name and Address of                       Amount and Nature of     Percent of
Beneficial Owner                          Beneficial Ownership      Class (1)
----------------                          --------------------      ---------

Top Interest International Limited (2)       10,000,000             97.65%
Baimang Checking Station
1st Building South
Mountain Xili Town
Shenzhen, China

Li Te Xiao                                       36,000               .35%
Baimang Checking Station
1st Building South
Mountain Xili Town
Shenzhen, China
Officers and Directors as a Group (1             36,000               .35%
person)

(1) Based on 10,250,000 shares of common stock issued and outstanding as of April 13, 2006. (2) Xu Zhu Da is the beneficial owner of Top Interest International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K
         On November 10, 2005, we filed an 8-K based on the Stock Purchase Agreement and Share Exchange with Top Interest International Limited.

(b)      Exhibits
         3.1            Articles of Incorporation and Amendments (1)
         3.2            By-Laws (1)
         10             Securities purchase Agreement with Top Interest
                        International Limited (1)
         14             Code of Ethics
         21             List of Subsidiaries (1)
         31             Certification
         32             Certification

(1) Filed with Form SB-2 registration statement on January 13, 2006 (SEC File No. 333-131019) and incorporated by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

2004 Audit and Review fees - $   5,300
2005 Audit and Review fees - $  20,000

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A are: $-0-

Tax Fees
The Company was billed $0 for professional services rendered for tax compliance, tax advice, and tax planning in each of the last two fiscal years.

All Other Fees

The Company did not incur any other fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Artcraft V, Inc. (Registrant)



By:           /s/ Li Te Xiao
              ----------------------------------------------------
                  Li Te Xiao, President, Chief Executive Officer,
                  Chief Financial Officer and Director


In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/ Li Te Xiao
              ----------------------------------------------------
                  Li Te Xiao, Director


Dated:        April 17, 2006

                       ARTCRAFT V, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                                TABLE OF CONTENTS








Report of Independent Registered Public Accounting Firm                2

Consolidated Balance Sheet                                             3

Consolidated Statements of Income                                      4

Consolidated Statements of Cash Flow                                   5

Consolidated Statements of Changes in Stockholders' Equity             6

Notes to Consolidated Financial Statements                             7

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders of
Artcraft V Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Artcraft V Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artcraft V Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 18, 2006



                              ARTCRAFT V, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      December 31, 2005

                                            ASSETS

     Current Assets
           Cash and cash equivalents                              $           17,619
           Other receivables                                                     244
           Note receivable                                                    72,364
                                                                      ---------------
                   Total Current Assets                                       90,227

     Property & equipment, net                                                26,117

     Intangible assets, net                                                   10,803

                                                                      ---------------
                                                                  $          127,147
                                                                      ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
           Accounts payable and accrued expenses                  $            4,916
           Loan payable to related party                                      84,000
           Deferred revenue                                                    2,067
                                                                      ---------------
                  Total Current Liabilities                                   90,983
                                                                      ---------------

           Minority Interest                                                  36,060
                                                                      ---------------

     Stockholders' Equity

           Common stock, $.001 par value, 100,000,000
           shares authorized, 10,100,000 issued and outstanding               10,100
           Shares to be issued, 150,000 shares of common stock                60,000
           Additional paid in capital                                         42,700
           Subscription receivable                                          (110,000)
           Other accumulated comprehensive loss                                  (38)
           Accumulated deficit                                                (2,658)
                                                                      ---------------
                 Total Stockholders' Equity                                      104
                                                                      ---------------

                                                                  $          127,147
                                                                      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.



                        ARTCRAFT V, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                          2005                          2004
                                                                 -----------------------       -----------------------

Revenue, net                                                 $                   20,494     $                   9,580
                                                                 -----------------------       -----------------------

General and administrative expenses                                              24,131                        10,905
                                                                 -----------------------       -----------------------

                               Loss from operations                              (3,637)                       (1,325)
                                                                 -----------------------       -----------------------

Other (Income) Expense
                               Interest income                                   (1,249)                         (103)
                               Minority interest                                   (764)                         (366)
                               Interest expense                                     157                             -
                                                                 -----------------------       -----------------------

                               Total Other Expense                               (1,856)                         (469)
                                                                 -----------------------       -----------------------

Net loss                                                                         (1,781)                         (856)

Other comprehensive loss                                                            (38)                            -

                                                                 -----------------------       -----------------------
Comprehensive loss                                           $                   (1,819)     $                   (856)
                                                                 =======================       =======================

Net loss per share:
                               Basic & diluted               $                        -      $                      -
                                                                 =======================       =======================

Weighted average number of shares outstanding:
                               Basic & diluted                               10,100,000                    10,000,000
                                                                 =======================       =======================


Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        ARTCRAFT V, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                  2005                   2004
                                                                             ---------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net Loss                                                      $           (1,781)     $             (856)
           Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation & amortization                                                4,437                     335
           Minority interest                                                           (764)                   (366)
           (Increase) / decrease in assets:
              Other receivables                                                     (71,310)                   (242)
              Prepaid expense                                                           109                    (109)
           Increase in current liabilities:
              Accounts payable and accrued expenses                                   2,164                   2,653
              Deferred revenue                                                        1,777                     257
                                                                             ---------------        ----------------
           Total Adjustments                                                        (63,587)                  2,528
                                                                             ---------------        ----------------
           Net cash provided by (used in) operations                                (65,368)                  1,672
                                                                             ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property & equipment                                         (25,889)                 (3,227)

           Purchase of intangible assets                                            (11,810)                      -
                                                                             ---------------        ----------------
           Net cash used in investing activities                                    (37,699)                 (3,227)
                                                                             ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Capital contribution                                                           -                 124,000
                                                                             ---------------        ----------------

           Effect of exchange rate changes on cash and cash equivalents               1,240                  (3,000)

           Net increase/(decrease) in cash and cash equivalents                    (101,827)                119,446


           Cash and cash equivalents, beginning balance                             119,446                       -
                                                                             ---------------        ----------------

           Cash and cash equivalents, ending balance                     $           17,619     $           119,446
                                                                             ===============        ================

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the year for:


                Income tax payments                                      $                0     $                 -
                                                                             ===============        ================

                Interest payments                                        $              157     $                 0
                                                                             ===============        ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        ARTCRAFT V, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                               Retained      Total
                                                          Shares to    Additional     Other                    Earnings      Stock-
                                      Common Stock           be        Paid-In    Comprehensive Subscription (Accumulated   holders'
                                   Shares      Amount      issued      Capital        Loss      Receivable     Deficit)     Equity
                                 ----------  ----------  ----------  ----------   ----------   ----------   ----------   ----------
Balance January 1, 2004                  --  $       --  $       --  $       --   $       --   $       --   $       --   $       --


Capital contribution             10,000,000      10,000          --      76,800           --           --           --       86,800

Net loss for the year ended
December 31, 2004                        --          --          --          --           --           --         (877)        (877)
                                 ----------  ----------  ----------  ----------   ----------   ----------   ----------   ----------


 Balance December 31, 2004       10,000,000      10,000          --      76,800           --           --         (877)      85,923


Changes due to recapitalization     100,000         100          --     (34,100)          --           --           --      (34,000)


Shares to be issued                      --          --      60,000          --           --      (60,000)          --           --


Stock subscription receivable            --          --          --          --           --      (50,000)          --      (50,000)

Foreign currency translation
adjustments                              --          --          --          --          (38)          --           --          (38)

Net loss for the year ended
December 31, 2005                        --          --          --          --           --           --       (1,781)      (1,781)
                                 ----------  ----------  ----------  ----------   ----------   ----------   ----------   ----------


 Balance December 31, 2005       10,100,000  $   10,100  $   60,000  $   42,700   $      (38)  $ (110,000)  $   (2,658)  $      104
                                 ==========  ==========  ==========  ==========   ==========   ==========   ==========   ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 1 - ORGANIZATION

         Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited ("Top Interest"). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuen Info Consult Co., Ltd. ("188.com") which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.. Top Interest was incorporated under the laws of the British Virgin Islands. 188.com was legally established under the laws of the People's Republic of China. When used in these notes, the terms "Company", "we", "our" or "us" mean Artcraft V, Inc. and its subsidiaries.

         Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest form the shareholders for issuance of a total of 10,000,000 shares of the Company's common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

         Principles of Consolidation
         The consolidated  financial  statements  include the accounts of

         Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuen Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

         Exchange Gain (Loss):

         During the year ended December 31, 2005 and 2004, the transactions of Shenzhen were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

         Translation Adjustment
         As of December 31, 2005 and 2004, the accounts of Shenzhen were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Risks and Uncertainties
         The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

         Contingencies
         Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

         If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

         Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Property, Plant & Equipment


         Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:


               Furniture and Fixtures                5 years
               Automobile                            5 years
               Computer Hardware and Software        5 years

         As of December 31, 2005 Property, Plant & Equipment consist of the following:


         Automobile                     $           10,813
         Office equipment                           18,807
                                                    29,620
                                      --------------------
         Accumulated depreciation                   (3,503)
                                      --------------------
                                        $           26,117
                                      ====================


         Intangible Assets

         Intangible assets consist of software for information search engine and, online web application. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         As of December 31, 2005 Intangible Assets consist of the following:


         Software                       $              12,003
                                           ------------------
                                                       12,003

         Accumulated amortization                      (1,200)
                                           ------------------

                                        $              10,803
                                           ==================

         Long-Lived Assets


         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.


         Fair Value of Financial Instruments


         Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

         Revenue Recognition

         The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through world wide web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock-Based Compensation


         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB
         25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the year ended December 31, 2005, the company did not grant or issue any option or warrant.


         Advertising
         Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the year ended December 31, 2005.

         Income Taxes


         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


         Basic and Diluted Earnings Per Share


         Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


         Statement of Cash Flows


         In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk


         Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.


         Segment Reporting

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

         Recent accounting pronouncements

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
         Statement:
              1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
              2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
              3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
              4.  At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by
                  entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
              5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

         This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is in the process of evaluating the impact of the standard on the financial statements.

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.



Note 3 - NOTE RECEIVABLE

         Other receivable includes unsecured cash loan of $71,300 to an ex shareholder. Interest of $1,063 for the year ended December 31, 2005 has been accrued on the loan at the prevailing bank rate of 5.52% per China Renmin Bank. The loan is due on November 10, 2006.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 4 - RELATED PARTY TRANSACTIONS

         Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2005, the Company has non interest-bearing, unsecured and due on demand note payable to former shareholders of 188.com in the amount of $84,000.

Note 5 - COMMON STOCK

         On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). However, the physical certificates were not issued as the company is still waiting for the SB-2 to become effective.

         On November 7, 2005, the Company issued 10,000,000 shares of common stock at par of $0.001 per share for purchase all of the issued and outstanding shares of Top Interest from its shareholders.

Note 6 -  STOCK EXCHANGE AGREEMENT

         On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest, a company incorporated under the laws of the British Virgin Islands. Top Interest owns 70% of equity interest of 188.com which is incorporated under the laws of the People's Republic of China, and is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

         Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest form the shareholders for issuance of a total of 10,000,000 shares of the Company's common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005.

         As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

            (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 7 - INCOME TAXES


         The Company through its subsidiary, Shenzhen, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2005.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 7 - INCOME TAXES-CONTINUED




         Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

         Current                        $0               $0                $0           $0

         Deferred                        -                -  -                           -
                             -------------     ------------ ----------------- ------------
         Total                          $0               $0                $0           $0
                             =============     ============ ================= ============

         12/31/2004               U.S.             State      International       Total
                             -------------     ------------ ----------------- ------------
         Current                        $0               $0                $0           $0

         Deferred                        -                -                 -            -
                             -------------     ------------ ----------------- ------------
         Total                          $0               $0                $0           $0
                             =============     ============ ================= ============

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                            12/31/2005       12/31/2004
                                           -------------     ------------

         US statutory tax rate                      -34%             -34%
         Tax rate difference                          1%               1%
         Valuation allowance                         33%              33%
                                           -------------     ------------

Note 8 - STATUTORY RESERVE

         In accordance with the laws and regulations of the PRC, after the payment of the PRC income taxes shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital.

         General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2005, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

                        ARTCRAFT V, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Note 9 - OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss, included in stockholders' equity, at December 31, 2005 represents loss on translation of foreign currency financial statements of $38.

Note 10  - CURRENT VULNERABILITY DUE TO RISK FACTORS

         Two customers accounted for 12.9% and 10.17% sales of the Company. There were no receivables due from them as of December 31, 2005.

         The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 11  - GOING CONCERN

         As reflected in the accompanying financial statements, the Company sustained a loss during 2005 and 2004. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended December 31, 2005, towards obtaining additional equity and management of accrued expenses and accounts payable.

         Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.