Form 10QSB
period 2006-03-31
ARTCRAFT V INC
filed 2006-05-22
CIK 1294614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

ARTCRAFT V, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Baimang Checking Station 1st Building South Mountain Xili Town, Shenzhen, China
(Address of principal executive offices)

011-775 27653497
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 10,250,000 shares of common stock.

ARTCRAFT V, INC.

INDEX TO FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$3,747
Other receivables	250
Note receivable	86,398
Total Current Assets	90,395

Property & Equipment, Net	24,795

Intangible Assets, Net	10,269

$125,459

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,642
Loan payable to related party	84,000
Deferred revenue	1,248
Total Current Liabilities	110,890

Minority Interest	35,038

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Shares to be issued, 150,000 shares of common stock	60,000
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive loss	723
Accumulated deficit	(23,992)
Total Stockholders' Deficit	(20,469)

$$125,459

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Net Revenue	$5,657	$4,737

Operating Expenses:
General and Administrative Expenses	29,028	5,102

Loss From Operations	(23,371)	(365)

Other (Income) Expense
Interest income	(1,088)	-
Minority interest	(1,022)	(77)
Other income	-	(110)
Interest expense	73	-

Total Other Expense	(2,037)	(187)

Net loss	(21,334)	(178)

Other Comprehensive Income
Foreign currency translation	761	-

Comprehensive loss	$(20,573)	$(178)

Net loss per share:
Basic & diluted	$(0.002)	$(0.000)

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,000,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,334)	$(178)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	2,086	303
Minority interest	(1,022)	(77)
(Increase) / decrease in assets:
Other receivables	(4)	(74,812)
Note receivables	(13,511)	-
Prepaid expense	-	47
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	20,686	234
Deferred revenue	(826)	943
Total Adjustments	7,409	(73,362)
Net cash used in operations	(13,925)	(73,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(10,552)

Effect of exchange rate changes on cash and cash equivalents	53	-

Net decrease in cash and cash equivalents	(13,872)	(84,092)

Cash and cash equivalents, beginning balance	17,619	119,446

Cash and cash equivalents, ending balance	$3,747	$35,353

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Income tax	$-	$-

Interest	$-	$-

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A – ORGANIZATION

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuen Info Consult Co., Ltd. (“188.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.. Top Interest was incorporated under the laws of the British Virgin Islands. 188.com was legally established under the laws of the People’s Republic of China. When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest form the shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Digital Communication Group, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuen Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exchange Gain (Loss):

During the three month period ended March 31, 2006, the transactions of Billion and E’Jenie were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2006, the accounts of Billion and E’Jenie were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property & Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

Depreciation expenses were $1,484 and $303 for the three month periods ended March 31, 2006 and 2005, repectively.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

 Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. For the year ended December 31, 2005 and 2004, the Company did not issue or grant any warrant or option.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Note C – NOTES RECEIVABLE

Other receivable includes unsecured cash loan of $84,240 to an ex shareholder. Interest receivable of $2,158 has been accrued as of March 31, 2006 on the loan at the prevailing bank rate of 5.52% per China Renmin Bank. The loan is due on November 10, 2006.

Note D – RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of December 31, 2005, the Company has non interest-bearing, unsecured and due on demand note payable to former shareholders of 188.com in the amount of $84,000.

Note E – COMMON STOCK

On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). However, the physical certificates were not issued as the company is still waiting for its registration statement to become effective. The amount received has been reflected as shares to issued in the equity section in the accompanying consolidated financial statements.

On November 7, 2005, the Company issued 10,000,000 shares of common stock at par of $0.001 per share for purchase all of the issued and outstanding shares of Top Interest from its shareholders.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note F - STOCK EXCHANGE AGREEMENT

On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest, a company incorporated under the laws of the British Virgin Islands. Top Interest owns 70% of equity interest of 188.com which is incorporated under the laws of the People’s Republic of China, and is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest form the shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005.

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

Note G – PROPERTY & EQUIPMENT

Property & equipment consist of the following at March 31, 2006:

Automobile	$ 10,883
Office equipment	18,929

29,812

Accumulated depreciation	(5,017)

$24,795

ARTCRAFT V, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note H – INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2006:

March 31, 2006

Software	$12,081

12,081

Accumulated amortization	(1,812)

$10,269

There is no intangible assets as of March 31, 2005.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$2,416, 2008-$2,416, 2009-$2,416, 2010-$2,416 and 2011-$605.

Note I – INCOME TAXES

The Company through its subsidiary, E’Jenie, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. E’Jenie qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the three months ended March 31, 2006:

March 31, 2006

Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	15%

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note J – STATUTORY COMMON WELFARE FUND

In accordance with the laws and regulations of the PRC, after the payment of the PRC income taxes shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital.

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2006, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note K – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$ (38)	$ (38)
Change for 2006	761	761

Balance at March 31, 2006	$ 723	$ 723

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2005 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$ -	$-
Change for 2005	(38)	(38)

Balance at March 31, 2005	$(38)	$(38)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under “Risk Factors.”

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in China Digital’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. This MD&A should be read in conjunction with the sections entitled “Additional Factors That May Affect Future Results” and “Forward-Looking Statements.”

OVERVIEW

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited ("Top Interest"). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuen Info Consult Co., Ltd. ("188.com") which operates 188info.com, a professional information searching platform that categorized the information it provides based on geography. Top Interest was incorporated under the laws of the British Virgin Islands. 188.com was legally established under the laws of the People's Republic of China. When used in these notes, the terms "Company", "we", "our" or "us" mean Artcraft V, Inc. and its subsidiaries.

On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest, a company incorporated under the laws of the British Virgin Islands. Top Interest owns 70% of equity interest of 188.com which is incorporated under the laws of the People’s Republic of China, and is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest form the shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 97.56% of the total issued and outstanding shares. This transaction closed on November 7, 2005.

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

We operate our business through our wholly owned subsidiary, Top Interest International Limited, which operates 188Info.

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

The Company is now engaged in the business of mobile phone, facsimile machines distribution.

PLAN OF OPERATIONS

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

1) Initiate substantive construction of our corporate website. We currently have constructed a comprehensive and well designed site webpage at www.188info.com which outlines the products and services that we offer and such website includes additional sub-pages, our phone and email information, navigational tools and a more detailed description of our products and services. 188 infonet features a wide range of Web advertisement. Web advertising can reach any part of the world equally fast, which is an impossible feat for conventional advertisement. Our multimedia presentation is rich in audio, and video. Our web content is interactive by nature. Current programs such as Flash, Shockwave provide vivid, animated interaction.

The next stage of web development will focus on promoting 188 infonet and expand its influence into people's daily activities. Including a plan to discuss with various industries consultants to assist us, as well as companies within the industry to partner with; further promote of 188Info and develop related websites to attract a younger demographic and achieve one million hits on a daily basis; Establish a community information service in Shenzhen by cooperating with communities, Such as publish yellow pages in Shenzhen.

Incorporation of these services could run from $2,500 to $100,000 depending upon the level of detail in these services and the nature of the partnerships reached. If we reach partnerships whereby we incorporate other company's services into our site and co-brand with partners, programming will be far simpler and thereby cheaper than if we have to offer users the ability to design their own service requests.

Further website expansion in 2006 and 2007 will be in various phases subject to revenue and capital availability.

2) Within 30 days of effectiveness of our SB-2 filed on January 13, 2006, we will seek a quotation for our common shares on the OTC Bulletin Board. We anticipate that the date of the application for the quotation will be by the end of the year and there are no fees to us for such filing. At such time, we will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

3) Within 60 days of effectiveness of this prospectus, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital later in 2006. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. The only potential expenses would be if we decide to pay for outside research or if business trips are required.

4) Hire and train additional staff, including management, marketing staff, and administrative personnel; we anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees by the end of 2006. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.

We intend to grow through internal development and strategic alliances.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information for the three month periods ended March 31, 2006 and 2005. Certain columns may not add due to rounding.

	2006	2005
Sales, net	$5,657	$4,737
General and Administrative Expense	29,028	5,102
Income (Loss) from Operations	$ (23,371)	$ (365)

Net sales

Net sales for the three month periods ended March 31, 2006 totaled $5,657 compared to $4,737 as of the three month periods ended March 31, 2005, an increase of $920 or approximately 19.4%. The increase was due to the increase in the number of new clients.

Operating Expense

Operating expense for three month periods ended March 31, 2006 totaled $29,028 or approximately 513.3% of net sales, compared to $5,102 or approximately 107.7% for the three month periods ended March 31, 2005. The increase in operating expense of $23,926 or approximately 469% was due to increased expenses incurred during expansion of the business.

Loss from Operations

Loss from operations for the three month periods ended March 31, 2006 was $23,371 as compared to loss from operations of $365 for three month periods ended March 31, 2005, a decrease of $23,006 or approximately 6303%. The decrease was due reasons stated above.

Interest Expense

Interest expense for the three month periods ended March 31, 2006 totaled $73 compared to $0 for the three month periods ended March 31, 2005, an increase of $73. The increase in interest expense was due to the indebtedness related to the acquisition of fixed assets.

Net Loss

Net loss was $21,334 for the three month periods ended March 31, 2006 compared to net loss of $178 for three month periods ended March 31, 2005, a decrease of $21,156 or 11885%. The decrease was due to the increased operating expenses

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,747 at March 31, 2006 and current assets totaled $90,395 at March 31, 2006. The Company’s total current liabilities were $110,890 at March 31, 2006. Working capital at March 31, 2006 was $(20,495). During the three month periods ended March 31, 2006, net cash used in operating activities was $13,925.

Our operations and short term financing does not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

Capital expenditures

Total capital expenditures during the three month periods ended March 31, 2006 and 2005 was $0 and $10,552, respectively for the purchase of fixed assets.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Critical Accounting Policies

Artcraft V’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Artcraft V views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Artcraft V’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ARTCRAFT V, INC.

By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Dated:	May 22, 2006