Form 10QSB/A
period 2006-03-31
ARTCRAFT V INC
filed 2006-07-19
CIK 1294614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$3,747
Other receivables	250
Note receivable	86,398
Total Current Assets	90,395

Property & Equipment, Net	24,795

Intangible Assets, Net	10,269

$125,459

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$25,642
Loan payable to related party	84,000
Deferred revenue	1,248
Total Current Liabilities	110,890

Minority Interest	35,038

Stockholders’ Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Shares to be issued, 150,000 shares of common stock	60,000
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive loss	723
Accumulated deficit	(23,992)
Total Stockholders’ Deficit	(20,469)

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

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest from the shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared byArtcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exchange Gain (Loss):

During the three month period ended March 31, 2006, the transactions of Top Interest and 188.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2006, the accounts of Top Interest and 188.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2006.

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

Note I – INCOME TAXES

The Company through its subsidiary, Top Interest, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Top Interest and 188.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

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

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in Artcraft V, Inc.’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

OVERVIEW

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuen Info Consult Co., Ltd. (“188.com”) which operates 188info.com, a professional information searching platform that categorized the information it provides based on geography. Top Interest was incorporated under the laws of the British Virgin Islands. 188.com was legally established under the laws of the People’s Republic of China. When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

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

188Info enjoys several competitive advantages including innovative information categorization, sophisticated product and service categorization. For example, 188Info’s categories include career services, real estate, lodging accommodations, transportation, computer networking, communications electronics, furniture, gifts and apparel, printing presses, and other businesses. Information is presented in a variety of ways to enhance readability.

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

The next stage of web development will focus on promoting 188 infonet and expand its influence into people’s daily activities. Including a plan to discuss with various industries consultants to assist us, as well as companies within the industry to partner with; further promote of 188Info and develop related websites to attract a younger demographic and achieve one million hits on a daily basis; Establish a community information service in Shenzhen by cooperating with communities, Such as publish yellow pages in Shenzhen.

Incorporation of these services could run from $2,500 to $100,000 depending upon the level of detail in these services and the nature of the partnerships reached. If we reach partnerships whereby we incorporate other company’s services into our site and co-brand with partners, programming will be far simpler and thereby cheaper than if we have to offer users the ability to design their own service requests.

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

4) Hire and train additional staff, including management, marketing staff, and administrative personnel; we anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees by the end of 2006. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company’s existence.

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

	2006	2005
Sales, net	$5,657	$4,737
General and Administrative Expense	29,028	5,102
Income (Loss) from Operations	$(23,371)	$(365)

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

ARTCRAFT V, INC.

By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Dated:	July 19, 2006