Form 10QSB
period 2006-06-30
ARTCRAFT V INC
filed 2006-08-14
CIK 1294614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2006

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

Yes	☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2006: shares of common stock.

ARTCRAFT V, INC.

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

1

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
June 30, 2006

Current Assets
Cash and cash equivalents	$14,716
Other receivables	250
Note receivable	87,838
Total Current Assets	102,804

Property & equipment, net	23,379

Intangible assets, net	9,695

$135,878

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$12,649
Loan payable to related party	118,924
Deferred revenue	2,817
Total Current Liabilities	134,390

Minority Interest	34,196

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Shares to be issued, 150,000 shares of common stock	60,000
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive gain	1,096
Accumulated deficit	(36,604)
Total Stockholders' Deficit	(32,708)

$135,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

2

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue, net	$5,565	$4,909	11,222	$9,646

Operating Expenses:
General and administrative expenses	20,709	5,328	49,737	10,430

Loss from operations	(15,144)	(419)	(38,515)	(784)

Other (Income) Expense
Interest income	(1,165)	-	(2,253)	-
Other income	(525)	(6)	(525)	(116)
Interest expense	-	-	73	-

Total Other Expense	(1,690)	(6)	(2,705)	(116)

Net loss before minority interest	(13,454)	(413)	(35,810)	(668)

Minority interest	842	123	1,864	200

Net loss	(12,612)	(290)	(33,946)	(468)

Other comprehensive income
Foreign currency translation	373	-	1,134	-

Comprehensive Income	$(12,239)	$(290)	(32,812)	$(468)

Net loss per share:
Basic & diluted	$(0.001)	$(0.000)	(0.003)	$(0.000)

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,000,000	10,100,000	10,000,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,946)	$(468)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation & amortization	4,183	686
Minority interest	(1,864)	(200)
(Increase) / decrease in assets:
Prepaid expense	-	93
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	7,674	498
Deferred revenue	727	492
Total Adjustments	10,720	1,569
Net cash provided by (used in) operations	(23,226)	1,101

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	(10,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Note receivables	(14,705)	(89,609)
Loan from related party	34,924	-

Net cash provided by financing activities	20,219	(89,609)

Effect of exchange rate changes on cash and cash equivalents	104	-

Net increase/(decrease) in cash and cash equivalents	(2,903)	(99,060)

Cash and cash equivalents, beginning balance	17,619	119,446

Cash and cash equivalents, ending balance	$14,716	$20,386

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$73	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

 Exchange Gain (Loss)

During the three month and six month periods ended June 30, 2006, the transactions of 188.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2006, the accounts of 188.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Depreciation expenses were $2,977 and $686 for the six month periods ended June 30, 2006 and 2005, respectively.

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

 Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note C – NOTES RECEIVABLE

Other receivable includes unsecured cash loan of $84,510 to an ex shareholder. Interest receivable of $3,328 has been accrued as of June 30, 2006 on the loan at the prevailing bank rate of 5.52% per China Renmin Bank. The loan is due on November 10, 2006.

Note D – RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of June 30, 2006, the Company has non interest-bearing, unsecured and due on demand note payable to former shareholders of 188.com in the amount of $84,000.

On May 2, 2006 the Company entered into a Promissory note with the Chief Executive Officer of the Company for $34,924. The note is non interest-bearing, unsecured and due and payable on December 31, 2007.

Note E – COMMON STOCK

On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). However, the physical certificates were not issued as the company is still waiting for its registration statement to become effective. The amount received has been reflected as shares to be issued in the equity section in the accompanying consolidated financial statements.

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

Note G – PROPERTY & EQUIPMENT

Property & equipment consist of the following at June 30, 2006:

Automobile	$ 10,919
Office equipment	18,989
29,908
Accumulated depreciation	(6,529)
$23,379

 ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note H – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2006:

June 30, 2006

Software	$12,119

12,119

Accumulated amortization	(2,424)

$9,695

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$2,416, 2008-$2,416, 2009-$2,416, 2010-$2,416 and 2011-$605.

Note I – INCOME TAXES

The Company through its subsidiary, 188.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. 188.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the six months ended June 30, 2006:

June 30, 2006

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2006, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note K – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$ (38)	$ (38)
Change for 2006	1,134	1,134

Balance at June 30, 2006	$ 1,096	$ 1,096

Item 2.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuen Info Consult Co., Ltd. (“188.com”) which operates 188info.com, a professional information searching platform that categorized the information it provides based on geographical. Top Interest was incorporated under the laws of the British Virgin Islands. 188.com was legally established under the laws of the People’s Republic of China. When used in this report, the terms the “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

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

The Company is now engaged in the business of mobile phone and facsimile machines distribution.

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

Results of Operations for the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2006 and 2005. Certain columns may not add due to rounding.

	2006	2005
Sales, net	$11,222	$9,646
General and Administrative Expense	49,737	10,430
Income (Loss) from Operations	$(38,515)	$(784)

Net sales

Net sales for the six months ended June 30, 2006 totaled $11,222 compared to $9,646 as of the six months ended June 30, 2005, an increase of $1,576 or approximately 16.3%. The increase was due to the increase in the number of new clients.

Operating Expense

Operating expense for six months ended June 30, 2006 totaled $49,737 or approximately 443.2% of net sales, compared to $10,430 or approximately 108.1% for the six months ended June 30, 2005. The increase in operating expense of $39,307 or approximately 376.9% was due to increased expenses incurred during expansion of the business.

Loss from Operations

Loss from operations for the six months ended June 30, 2006 was $38,515 as compared to loss from operations of $784 for six months ended June 30, 2005, an increase of $37,731 or approximately 4,812.6%. The increase was due reasons stated above.

Interest Expense

Interest expense for the six months ended June 30, 2006 totaled $73 compared to $0 for the six months ended June 30, 2005, an increase of $73. The increase in interest expense was due to the indebtedness related to the acquisition of fixed assets.

Net Loss

Net loss was $33,946 for the six months ended June 30, 2006 compared to net loss of $468 for six months ended June 30, 2005, an increase of $33,478 or 7,153.4%. The increase was due to the increased operating expenses

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $14,716 at June 30, 2006 and current assets totaled $102,804 at June 30, 2006. The Company’s total current liabilities were $134,390 at June 30, 2006. Working capital at June 30, 2006 was $(31,586). During the six months ended June 30, 2006, net cash used in operating activities was $23,226.

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

Capital expenditures

Total capital expenditures during the six months ended June 30, 2006 and 2005 was $0 and $10,552, respectively for the purchase of fixed assets.

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

Critical Accounting Policies

Artcraft V, Inc.’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Artcraft V. views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Artcraft V, Inc.’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ARTCRAFT V, INC.

By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: August 14, 2006