Form 10KSB/A
period 2005-12-31
ARTCRAFT V INC
filed 2006-10-17
CIK 1294614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A1

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

              /s/ Li Te Xiao
              ----------------------------------------------------
                  Li Te Xiao, Director


Dated:        October 17, 2006

                       ARTCRAFT V, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                                TABLE OF CONTENTS








Report of Independent Registered Public Accounting Firm                2

Consolidated Balance Sheet                                             3

Consolidated Statements of Operations                                  4

Consolidated Statements of Cash Flow                                   5

Consolidated Statements of Changes in Stockholders' Equity             6

Notes to Consolidated Financial Statements                             7

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


                        ARTCRAFT V, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                  2005                   2004
                                                                             ---------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net Loss                                                      $           (1,781)     $             (856)
           Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation & amortization                                                4,437                     335
           Minority interest                                                           (764)                   (366)
           (Increase) / decrease in assets:
              Other receivables                                                     (71,310)                   (242)
              Prepaid expense                                                           109                    (109)
           Increase in current liabilities:
              Accounts payable and accrued expenses                                   2,164                   2,653
              Deferred revenue                                                        1,777                     257
                                                                             ---------------        ----------------
           Total Adjustments                                                        (63,587)                  2,528
                                                                             ---------------        ----------------
           Net cash provided by (used in) operations                                (65,368)                  1,672
                                                                             ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property & equipment                                         (25,889)                 (3,227)

           Purchase of intangible assets                                            (11,810)                      -
                                                                             ---------------        ----------------
           Net cash used in investing activities                                    (37,699)                 (3,227)
                                                                             ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Capital contribution                                                           -                 124,000
                                                                             ---------------        ----------------

           Effect of exchange rate changes on cash and cash equivalents               1,240                  (3,000)

           Net increase/(decrease) in cash and cash equivalents                    (101,827)                119,446


           Cash and cash equivalents, beginning balance                             119,446                       -
                                                                             ---------------        ----------------

           Cash and cash equivalents, ending balance                     $           17,619     $           119,446
                                                                             ===============        ================

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the year for:


                Income tax payments                                      $                -     $                 -
                                                                             ===============        ================

                Interest payments                                        $              157     $                 -
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