Form 10QSB
period 2006-09-30
ARTCRAFT V INC
filed 2006-11-14
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2006: shares of common stock: 10,250,000

ARTCRAFT V, INC.

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$10,987
Other receivables	253
Note receivable	83,591
Total Current Assets	94,831

Property & equipment, net	22,128

Intangible assets, net	9,191

$126,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$13,130
Loan payable to related party	118,924
Deferred revenue	1,899
Total Current Liabilities	133,953

Minority Interest	33,371

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Shares to be issued, 150,000 shares of common stock	60,000
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive gain	2,365
Accumulated deficit	(46,339)
Total Stockholders' Deficit	(41,174)

$126,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue, net	$5,198	$5,345	16,420	$14,991

Operating Expenses:
General and administrative expenses	16,806	6,242	66,543	16,672

Loss from operations	(11,608)	(897)	(50,123)	(1,681)

Other (Income) Expense
Interest income	(1,097)	-	(3,350)	(38)
Other income	-	-	(525)	(116)
Interest expense	50	-	123	-

Total Other Expense	(1,047)	-	(3,752)	(154)

Net loss before minority interest	(10,561)	(897)	(46,371)	(1,527)

Minority interest	825	258	2,689	458

Net loss	(9,736)	(639)	(43,682)	(1,069)

Other comprehensive income
Foreign currency translation	1,269	3,838	2,403	3,838

Comprehensive Income	$(8,467)	$3,199	(41,279)	$2,769

Net loss per share:
Basic & diluted	$(0.001)	$0.000	(0.004)	$0.000

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,000,000	10,100,000	10,000,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,682)	$(1,069)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation & amortization	6,293	1,075
Minority interest	(2,689)	(458)
(Increase) / decrease in assets:
Prepaid expense	-	109
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	8,104	964
Deferred revenue	(208)	160
Total Adjustments	11,500	1,850

Net cash provided by (used in) operations	(32,182)	781

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(11,190)
Purchase of property & equipment	-	(10,610)

Net cash used in investing activities	-	(21,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Note receivables	(9,836)	(90,113)
Loan from related party	34,924	-

Net cash provided by (used in) financing activities	25,088	(90,113)

Effect of exchange rate changes on cash and cash equivalents	462	828

Net increase/(decrease) in cash and cash equivalents	(6,632)	(110,304)

Cash and cash equivalents, beginning balance	17,619	119,446

Cash and cash equivalents, ending balance	$10,987	$9,142

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$123	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note A - ORGANIZATION

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

 Exchange Gain (Loss)
During the nine month periods ended September 30, 2006, the transactions of 188.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment
As of September 30, 2006, the accounts of 188.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Depreciation expenses were $4,478 and $1,075 for the nine month periods ended September 30, 2006 and 2005, respectively.

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

 Long-Lived Assets
 Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.   A brief description of the provisions of this Statement

b.   The date that adoption is required

c.   The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Note C - NOTES RECEIVABLE

Other receivable includes unsecured cash loan of $82,481 to an ex shareholder. Interest receivable of $1,110 has been accrued as of September 30, 2006 on the loan at the prevailing bank rate of 5.52% per China Renmin Bank. The loan is due on November 10, 2006.

Note D - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of September 30, 2006, the Company has non interest-bearing, unsecured and due on demand note payable to former shareholders of 188.com in the amount of $84,000.

On May 2, 2006 the Company entered into a Promissory note with the Chief Executive Officer of the Company for $34,924. The note is non interest-bearing, unsecured and due and payable on December 31, 2007.

Note E - COMMON STOCK

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

Note G - PROPERTY & EQUIPMENT

Property & equipment consist of the following at September 30, 2006:

Automobile	$11,040
Office equipment	19,202
30,242
Accumulated depreciation	(8,114)
$22,128

  ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note H - INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2006:

September 30, 2006

Software	$12,255

12,255

Accumulated amortization	(3,064)

$9,191

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$2,416, 2008-$2,416, 2009-$2,416, 2010-$2,416 and 2011-$605.

Note I - INCOME TAXES
The Company through its subsidiary, 188.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. 188.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the nine months ended September 30, 2006:

September 30, 2006

Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	0%

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note J - STATUTORY COMMON WELFARE FUND

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2006, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note K - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2006 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2005	$(38)
Change for 2006	2,403

Balance at September 30, 2006	$2,365

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in Artcraft V, Inc.’s 2005 Annual Report on Form 10-KSB for the period ended December 31, 2005 and the Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and June 30, 2006. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2006 and 2005. Certain columns may not add due to rounding.

	2006	2005
Sales, net	$16,420	$14,991
General and Administrative Expense	66,543	16,672
Income (Loss) from Operations	$(50,123)	$(1,681)

Net sales

Net sales for the nine months ended September 30, 2006 totaled $16,420 compared to $14,991 as of the nine months ended September 30, 2005, an increase of $1,429 or approximately 9.5%. The increase was due to the increase in the number of new clients.

Operating Expense

Operating expense for nine months ended September 30, 2006 totaled $66,543 or approximately 405.3% of net sales, compared to $16,672 or approximately 111.2% for the nine months ended September 30, 2005. The increase in operating expense of $49,871 or approximately 299.1% was due to increased expenses incurred during expansion of the business.

Loss from Operations

Loss from operations for the nine months ended September 30, 2006 was $50,123 as compared to loss from operations of $1,681 for the nine months ended September 30, 2005, a decrease of $48,442 or approximately 2,881.7%. The decrease was due reasons stated above.

Interest Expense

Interest expense for the nine months ended September 30, 2006 totaled $123 compared to $0 for the nine months ended September 30, 2005, an increase of $123. The increase in interest expense was due to the indebtedness related to the acquisition of fixed assets.

Net Loss

Net loss was $43,682 for the nine months ended September 30, 2006 compared to net loss of $1,069 for the nine months ended September 30, 2005, a increase of $42,613 or 3,986.2%. The increase was due to the increased operating expenses.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $10,987 at September 30, 2006 and current assets totaled $94,831 at September 30, 2006. The Company's total current liabilities were $133,953 at September 30, 2006. Working capital at September 30, 2006 was $(39,122). During the nine months ended September 30, 2006, net cash used in operating activities was $32,182.

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

Capital expenditures

Total capital expenditures during the nine months ended September 30, 2006 and 2005 was $0 and $21,800, respectively for the purchase of fixed assets.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: November 14, 2006