Form 10KSB/A
period 2005-12-31
ARTCRAFT V INC
filed 2007-01-17
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A2

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-50818

ARTCRAFT V, INC.
(Name of Small Business Issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

Baimang Checking Station 1st Building South Mountain Xili Town, Shenzhen, China	518000
(Address of principal executive offices)	(Zip code)

011-775 27653497
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of January 10, 2007 the Company had 10,250,000 shares of common stock outstanding.

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

188Info has succeeded in becoming one of the major information websites for Chinese in a relatively short time period. 188Info has achieved its success on the basis of a modest initial investment.

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

	2005	2006	2007	06-07 CAGR

Internet Users (in millions)	133	166	205	24.2%

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

	2002	2003	2004	2005	2006	2007	06-07 CAGR

Internet Search Users (in millions)	38	56	83	115	149	187	27.5%

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

	2002	2003	2004	2005	2006	2007	06-07 CAGR

Total Queries Per Day (in millions)(1)	24	81	188	360	544	808	49.8%
Total Queries Per User Per Day(1)	0.6	1.4	2.3	3.1	3.6	4.3	17.8%

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

(% of Online Marketing Revenues)	2002	2003	2004	2005	2006

Paid Search	34.7%	37.9%	37.9%	43.3%	45.4%
Online Advertisements	60.8%	59.3%	60.0%	54.9%	53.1%
Email Advertisements	4.5%	2.8%	2.1%	1.8%	1.5%

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

(% of Paid Search Revenues)	2002	2003	2004	2005	2006

Pay-for-performance	14%	43%	43%	51%	58%
Fixed Ranking	32%	22%	28%	24%	21%
Address Bar	50%	29%	24%	19%	15%
Others	4%	6%	5%	6%	6%

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

One of the Most Widely Recognized Internet Search Brands in Shenzhen. 188info is one of the most widely recognized Internet search brands in Shenzhen. Our brand has grown mainly through word-of-mouth among our users and customers. We recently initiated marketing campaigns to promote and strengthen our brand. The awareness of our "188info" brand enhances our ability to attract more user traffic to our 188info.com website. It also allows us to attract more customers seeking to target a broader base of potential consumers.

Local Market Experience and Expertise. We have a significant understanding of the needs and preferences of our users and customers in China. We have expertise in search technologies that cater to the search behavior of Chinese users and address the unique features of Chinese language search. We also have a track record of successfully introducing and expanding our services to paid search customers across different regions of China. In addition, we have experience in operating in the highly regulated and rapidly evolving Internet industry in China.

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

Enhance User Experience and Increase Traffic. We believe that continuous improvement of our users' experience is essential to increasing traffic to our websites. We plan to continue to introduce new features and functions to our search services, including new forms of searchable content. We also plan to refine our search algorithms and other related technologies, increase the size of our indexes and improve index refresh rates to enable users to find relevant information more efficiently.

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

Other Prospect Services. We are continuously improving and introducing new products to make 188info.com more attractive to our users. In 2005, Top Interest will continue to promote 188Info in an effort to expand its usefulness among Chinese citizens. The Company's plans include:

o	Further promotion of 188Info and of related websites to attract a younger demographic and achieve one million hits on a daily basis.

o	Promotion of a commercials exchange among various industries

o	Establishment of a community information service in Shenzhen by cooperating with communities

o	Publication of yellow pages in Shenzhen

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

Operations

We maintain our computer system at our corporate headquarters. Our operations are dependent upon our ability to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We maintain access to the Internet through third-party providers. Any disruption in our Internet access, failure of our third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in our operations could have an adverse effect on our business.

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

Employees

As of January 10, 2007, we have 10 full time employees located in China. We will hire additional employees as we continue to implement our plan of operation. None of our employees are represented under a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

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

Holders

As of January 12, 2007, we had 50 shareholders holding an aggregate of 10,250,000 shares of our common stock

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

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
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

188Info has succeeded in becoming one of the major information websites for Chinese in a relatively short time period. 188Info has achieved its success on the basis of a modest initial investment

We are also completing a website to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Plan of Operation:

We intend to grow through internal development and strategic alliances. Because of uncertainties surrounding our growth and stong competition, we anticipate incurring expansion related losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations to fund our anticipated expansion.

During the next twelve months, we expect to take the following steps for our business and implement our plan of operations. First, initiate substantive construction of our corporate website. We have constructed a comprehensive website at www.188info.com which outlines the products and services that we offer and includes additional sub-pages, our telephone and email information, navigation tools and a more detailed description of our products and services. "188 infonet" features a wide range of web advertisements. Web advertising can reach any part of the world equally fast, which is an impossible feat for conventional advertising. Our website provides multimedia content and presentations that are rich in audio and video, and utilize programs such as Flash and Shockwave to provide vivid, animated interaction.

The next stage of web development will focus on further marketing and promotion of 188 infonet to expand its influence into people's daily activities. We intend to accomplish this by (i) collaborating with various industry consultants and partnering with various companies within the industry; (ii) developing related websites to attract a younger demographic with the goal of achieving one million hits daily; and (iii) establishing a community information service such as published "yellow pages" in Shenzhen/

Incorporation of these services could cost from $2,500 to $100,000 depending upon the level of detail and the nature of the partnerships attained. If we attain partnerships that incorporate another company's services into our site and co-brand with partners, programming will be far simpler and cheaper than if we had offered users the ability to design their own service requests.

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

Further website expansion in 2007 will be in various phases subject to revenue and capital availability. We filed a Registration Statement on Form SB-2 on January 13, 2006 (File No. 3330131019), which is not yet effective, registering 500,000 shares of our common stock at a price of $.49 per share for a maximum aggregate offering price of $245,000. Within 30 days of the SB-2 Registration Statement's effectiveness, we intend to apply for quotation on the OTC Bulletin Board, which we anticipate should be no later than the end of 2006. There are no fees for such application. There is no assurance that our shares of common stock will be quoted on the OTC Bulletin Board.

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

Employees

As of January 10, 2007, we have 10 full time employees located in China. We intend to hire and train additional staff, including management, marketing staff, and administrative personnel. The number of employees hired will depend on a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the Company's existence.

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

	2005	2004
Sales, net	$20,494	$9,580
Cost of sales	0	0
General and Administrative Expense	$24,131	10,905
Income (Loss) from Operations	$(3,637)	$1,325)

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

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS	SECURITIES UNDERLYING OPTIONS

Li Te Xiao President Chief Executive Officer and Director	2005	$0	0	0	0	0
	Interim Period
	2005	$0	0	0	0	0

	2004	$0	0	0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information derived from the named person, or Company, concerning the ownership of common stock as of April 13, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OUTSTANDING SHARES (1)

5% STOCKHOLDERS -

Zu Da Xu Baimang Checking Station 1st Building South Mountain Xili Town, Shenzhen, China	10,000,000	97.56%

Li Te Xiao Baimang Checking Station 1st Building South Mountain Xili Town, Shenzhen, China	36,000	0.35%

Officers and Directors as a Group (1 person)	36,000	0.35%

(1) Based on 10,250,000 shares of common stock issued and outstanding as of April 13, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

On November 10, 2005, we filed an 8-K based on the Stock Purchase Agreement and Share Exchange with Top Interest International Limited.

(b)  Exhibits

3.1	Articles of Incorporation and Amendments (1)
3.2	By-Laws (1)
10.1	Securities purchase Agreement with Top Interest
International Limited (1)
10.2	Amendment One to the Securities Purchase Agreement with Top Interest International Limited (2)
14	Code of Ethics
21	List of Subsidiaries (1)
31	Certification
32	Certification

(1) Filed with Form SB-2 registration statement on January 13, 2006 (SEC File No. 333-131019) and incorporated by reference.

(2) Filed with Amendment 2 to Form SB-2 registration statement on December 12, 2006 (SEC File No. 333-131019) and incorporated by reference.

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

/s/ Li Te Xiao
Li Te Xiao, Director

Dated: January 12, 2007

ARTCRAFT V, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm of Kabani & Company, Inc.	F-2

Report of Independent Registered Public Accounting Firm of Lichter, Yu & Associates	F-3

Consolidated Balance Sheet	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Cash Flow	F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8

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

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for Artcraft V Inc. and Subsidiaries ("the Company") for the period from inception (February 24, 2004 ) through December, 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for the period from inception (February 24, 2004 ) through December, 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu & Associates.
Certified Public Accountants

September 27, 2005
San Diego, California

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$17,619
Other receivables	244
Note receivable	72,364
Total Current Assets	90,227

Property & equipment, net	26,117

Intangible assets, net	10,803

$127,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,916
Loan payable to related party	84,000
Deferred revenue	2,067
Total Current Liabilities	90,983

Minority Interest	36,060

Stockholders' Equity

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Shares to be issued, 150,000 shares of common stock	60,000
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive loss	(38)
Accumulated deficit	(2,658)
Total Stockholders' Equity	104

$127,147

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2004) THROUGH DECEMBER 31, 2004

	2005	2004

Revenue, net	$20,494	$9,580

General and administrative expenses	24,131	10,905

Loss from operations	(3,637)	(1,325)

Other (Income) Expense
Interest income	(1,249)	(103)
Minority interest	(764)	(366)
Interest expense	157	-

Total Other Expense	(1,856)	(469)

Net loss	(1,781)	(856)

Other comprehensive loss	(38)	-

Comprehensive loss	$(1,819)	$(856)

Net loss per share:
Basic & diluted	$-	$-

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,000,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2004) THROUGH DECEMBER 31, 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,781)	$(856)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation & amortization	4,437	335
Minority interest	(764)	(366)
(Increase) / decrease in assets:
Other receivables	(71,310)	(242)
Prepaid expense	109	(109)
Increase in current liabilities:
Accounts payable and accrued expenses	2,164	2,653
Deferred revenue	1,777	257
Total Adjustments	(63,587)	2,528
Net cash provided by (used in) operations	(65,368)	1,672

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(25,889)	(3,227)
Purchase of intangible assets	(11,810)	-
Net cash used in investing activities	(37,699)	(3,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	124,000

Effect of exchange rate changes on cash and cash equivalents	1,240	(3,000)

Net increase/(decrease) in cash and cash equivalents	(101,827)	119,446

Cash and cash equivalents, beginning balance	119,446	-

Cash and cash equivalents, ending balance	$17,619	$119,446

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$0	$-

Interest payments	$157	$0

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 2004) THROUGH DECEMBER 31, 2004

				Additional	Other		Retained Earnings	Total
	Common Stock		Shares to be	Paid-In	Comprehensive	Subscription	(Accumulated	Stockholders'
	Shares	Amount	issued	Capital	Loss	Receivable	Deficit)	Equity
Balance January 1, 2004	-	$-	$-	$-	$-	$-	$-	$-

Capital contribution	10,000,000	10,000	-	76,800	-	-	-	86,800

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(877)	(877)

Balance December 31, 2004	10,000,000	10,000	-	76,800	-	-	(877)	85,923

Changes due to recapitalization	100,000	100	-	(34,100)	-	-	-	(34,000)

Shares to be issued	-	-	60,000	-	-	(60,000)	-	-

Stock subscription receivable	-	-	-	-	-	(50,000)	-	(50,000)

Foreign currency translation adjustments	-	-	-	-	(38)	-	-	(38)

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,781)	(1,781)

Balance December 31, 2005	10,100,000	$10,100	$60,000	$42,700	$(38)	$(110,000)	$(2,658)	$104

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

The exchange of shares with Top Interest has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Top Interest obtained control of the consolidated entity. Accordingly, the transaction has been recorded as a recapitalization of Top Interest, with Top Interest being treated as the continuing entity. The historical financial statements presented are those of Top Interest. The continuing company has retained December 31 as its fiscal year end. As Top Interest’s date of inception is February 24, 2004, the date of inception of the continuing entity is February 24, 2004.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

Furniture and Fixtures	5 years
Automobile	5 years
Computer Hardware and Software	5 years

As of December 31, 2005 Property, Plant & Equipment consist of the following:

Automobile	$10,813
Office equipment	18,807
29,620
Accumulated depreciation	(3,503)
$26,117

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        As of December 31, 2005 Intangible Assets consist of the following:

Software	$12,003

12,003

Accumulated amortization	(1,200)

$10803

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

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
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
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

Note 3-    NOTE RECEIVABLE

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

Current	$0	$0	$0	$0
Deferred	-	-	-	-
Total	$0	$0	$0	$0

12/31/2004	U.S.	State	International	Total
Current	$0	$0	$0	$0
Deferred	-	-	-	-
Total	$0	$0	$0	$0

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12/31/2005	12/31/2004

US statutory tax rate	-34%	-34%
Tax rate difference	1%	1%
Valuation allowance	33%	33%

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Note 9 -    OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, included in stockholders’ equity, at December 31, 2005 represents loss on translation of foreign currency financial statements of $38.

Note 10 - CURRENT VULNERABILITY DUE TO RISK FACTORS

Two customers accounted for 12.9% and 10.17% sales of the Company. There were no receivables due from them as of December 31, 2005.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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