Form 10KSB
period 2006-12-31
ARTCRAFT V INC
filed 2007-03-26
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

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

Issuer's revenues for its most recent fiscal year, December 31, 2006, were $20,883.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 22, 2007, was $ -0-
As of March 22, 2007 the Company had 10,100,000 shares of common stock outstanding.

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

ARTCRAFT V, INC.

TABLE OF CONTENTS

PART I	1
ITEM 1. DESCRIPTION OF BUSINESS	1
ITEM 2. DESCRIPTION OF PROPERTY	10
ITEM 3. LEGAL PROCEEDINGS	10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II	11
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11
ITEM 7. FINANCIAL STATEMENTS	F-1
ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
ITEM 8A.CONTROLS AND PROCEDURES	18

PART III	16
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	16
ITEM 10.EXECUTIVE COMPENSATION	17
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	17
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18
ITEM 13:EXHIBITS AND REPORTS ON FORM 8-K	18
ITEM 14:PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

SIGNATURES	20

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

Industry Background

Internet Users in China

The number of Internet users in China has grown rapidly. According to CNNIC, there were approximately 94 million Internet users in China as of December 31, 2004. The number of Internet users is expected to grow at a CAGR of 24.2% from 2005 to 2007, according to iResearch. The table below sets forth the number of Internet users in China for the periods indicated and the CAGR from 2005 to 2007.

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

Other Prospect Services. We are continuously improving and introducing new products to make 188info.com more attractive to our users. In 2007, Top Interest will continue to promote 188Info in an effort to expand its usefulness among Chinese citizens. The Company's plans include:

o	Further promotion of 188Info and of related websites to attract a younger demographic and achieve one million hits on a daily basis
o	Promotion of a commercials exchange among various industries
o	Establishment of a community information service in Shenzhen by cooperating with communities
o	Publication of yellow pages in Shenzhen

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

Employees

As of March 22, 2007, we have 10 full time employees located in China. We will hire additional employees as we continue to implement our plan of operation. None of our employees are represented under a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is presently not trading on any public market or securities exchange. We filed a Registration Statement on Form SB-2 on January 13, 2006 (File No. 3330131019), which was declared effective on February 12, 2007, registering 500,000 shares of our common stock at a price of $.49 per share for a maximum aggregate offering price of $245,000. We have started the process for applying for quotation on the OTC Bulletin Board. There is no assurance that our shares of common stock will be quoted on the OTC Bulletin Board.

Holders
As of March 22, 2007, we had 50 shareholders holding an aggregate of 10,100,000 shares of our common stock.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of March 22, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Plan of Operation:

We intend to grow through internal development and strategic alliances. Because of uncertainties surrounding our growth and limited operating history, we anticipate incurring losses in the foreseeable future. We have already incurred significant net losses, with a net loss of $1,781 in 2005 and a net loss of $92,812 in 2006. The difference was due to an increase in operating expenses, and as we attempt to grow are business, these expenses will certainly increase. Also, we may incur substantial net losses in the future due to the relatively high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Also, maintaining and further expanding our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, subscribers, and wireless and e-commerce customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer. For some periods, we may have net profits; however, we may not sustain profitability over time.

Accordingly, our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. During the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:
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

        The next stage of web expansion will focus on promoting 188 infonet and expand its influence into people’s daily activities. Including a plan to discuss with various industries consultants to assist us, as well as companies within the industry to partner with; further promote of 188Info and develop related websites to attract a younger demographic and achieve one million hits on a daily basis; Establish a community information service in Shenzhen by cooperating with communities, Such as publish yellow pages in Shenzhen.

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

        Further website expansion 2007 will be in various phases subject to revenue and capital availability.

2) Since our SB-2 Registration Statement was recently declared effective, we are seeking a quotation for our common shares on the OTC Bulletin Board. We anticipate that the date of the application for the quotation will be in the second quarter of 2007 and there are no fees to us for such filing. We will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

3) We are currently identifying funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we grow and the overall economic climate improves, we expect to be in a better position to raise outside capital later in 2006 or early 2007. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. The only potential expenses would be if we decide to pay for outside research or if business trips are required.

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

We intend to grow through internal development and strategic alliances. Because of uncertainties surrounding our growth and strong competition, we anticipate incurring losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Employees

As of March 22, 2007, we have 10 full time employees located in China. We intend to hire and train additional staff, including management, marketing staff, and administrative personnel. We anticipate hiring a minimum of 10 employees in the next twelve months, beginning in early 2007. The number of employees hired will depend on a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the Company's existence.

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this 10-KSB.

Liquidity and Capital Resources

We have limited liquidity and capital resources. Earnings were insufficient in years 2005 and 2006 to meet the liquidity needs of operations in those periods. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

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

	2006	2005
Net Revenue	$20,883	$20,494
General and Administrative Expense	$120,992	24,131
Income (Loss) from Operations	$(100,109)	$(3, 637)

Net Revenue

Net sales for 2006 totaled $20,883 compared to $20,494 as of 2005, an increase of $389. The increase was due to the expansion of the business which resulted in more member users and more customers.

Operating Expense

General and administrative expense for 2006 totaled $120,992, compared to $24,131 or approximately or 401.4% for 2005. The increase in operating expense of $96,861 was due to increased expenses incurred during expansion of the business and the increase in accounting and, legal, and other professional fees related to being a public company and responding to SEC comment letters related to our financial statements that was only included since November 7, 2005 for the December 31, 2005 numbers.

Income (Loss) from Operations

Loss from operations for 2006 was $(100,109) as compared to loss from operations of $(3,637) for 2005, a decrease of $(96,472). The increase was due to the increase in operating expenses stated above.

Interest Expense

Interest expense for 2006 totaled $138 compared to $157 for 2005, a decrease of $19.

Net Loss

Net loss was $(92,812) for 2006 compared to $(1,781) for 2005, an increase of $(91,031) The decrease was due to increase of operation expense

Taxes

We reflected no provision for income taxes in the first quarter of 2006 because of the availability of a significant net operating loss carry forward to offset any taxable income.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2006, we terminated the client-auditor relationship with Webb & Company, P.A. ("Webb & Company") effective January 4, 2006. We engaged Kabani & Company, Inc. of Los Angeles, California, as our new independent auditors as of January 4, 2006. Prior to such date, we did not consult with Kabani & Company, Inc. regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Kabani & Company, Inc. or (iii) any other matter that was the subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

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

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

NAME	AGE	POSITION
Li Te Xiao	29	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

ITEM 10. EXECUTIVE COMPENSATION

To date, we have not entered into any employment agreements with our officers and do not presently intend to do so. Our officer does not receive any compensation for his services rendered and has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2004 and 2005 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the “Named Executive Officers”) whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2005 and 2006. Because the company is still in the developmental stages and is not generating substantial revenue, the Board of Directors has decided that compensation will not be provided to our employees at this time. In the future, the Board of Directors may determine that compensation is to be provided, depending on the Company’s financial status, however, there are no current plans to do so.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Li Te Xiao President Chief Executive Officer and Director
	2005	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

Our shareholders may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities
Stock Options

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

(1) Based on 10,100,000 shares of common stock issued and outstanding as of March 22, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

           On January 4, 2006, we filed an 8K dismissing Webb & Company, P.A. (“Webb & Company”) as the independent auditor for the Company and engaging Kabani & Company, Inc. of Los Angeles, California, as our new independent auditors as of January 4, 2006. We also elected to change our fiscal year end to December 31st based on the fiscal year end of our operating subsidiary.

(b)   Exhibits

3.1	Articles of Incorporation and Amendments (1)
3.2	By-Laws (1)
10.1	Securities purchase Agreement with Top Interest (3)
International Limited (1)
10.2	Amendment One to the Securities Purchase Agreement with Top Interest International Limited (2)
14	Code of Ethics
21	List of Subsidiaries (1)
31	Certification
32	Certification

(1) Filed with Form SB-2 registration statement on January 13, 2006 (SEC File No. 333-131019) and incorporated by reference.

(2) Filed with Amendment 2 to Form SB-2 registration statement on December 12, 2006 (SEC File No. 333-131019) and incorporated by reference.

(3)

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

2005 Audit and Review fees - $ 20,000
2006 Audit and Review fees - $ 20,000

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

/s/ Li Te Xiao
Li Te Xiao, Director

Dated: March 22, 2007

ARTCRAFT V, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Artcraft V Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Artcraft V Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2006, and the related consolidated statements of income, stockholders' deficit, and cash flows for the two year ended period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artcraft V Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the two year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $95,469 at December 31, 2006 including a net loss of $92,812 during the year ended December 31, 2006. These factors as discussed in Note 12 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 21, 2007

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$7,750
Other receivables	256
Note receivable	83,203

Total Current Assets	91,209

Property & equipment, net	20,866

Intangible assets, net	8,683

$120,758

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$34,129
Loan payable to related party	139,123
Shares to be issued, 150,000 shares of common stock	60,000
Deferred revenue	5,980

Total Current Liabilities	239,232

Minority Interest	30,614

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive gain	3,581
Accumulated deficit	(95,469)

Total Stockholders' Deficit	(149,088)

$120,758

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue, net	$20,883	$20,494

Operating Expenses:
General and administrative expenses	120,992	24,131

Loss from operations	(100,109)	(3,637)

Other (Income) Expense
Interest income	(1,989)	(1,249)
Minority interest	(5,446)	(764)
Interest expense	138	157

Total Other Expense	(7,297)	(1,856)

Net loss	(92,812)	(1,781)

Other comprehensive income
Foreign currency translation	3,619	(38)

Comprehensive Loss	$(89,193)	$(1,819)

Net loss per share:
Basic & diluted	$(0.0092)	$(0.0002)

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(92,812)	$(1,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	8,421	4,437
Minority interest	(5,446)	(764)
(Increase) / decrease in assets:
Prepaid expense	-	109
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	28,964	2,164
Deferred revenue	3,763	1,777
Total Adjustments	35,703	7,723

Net cash provided by (used in) operations	(57,109)	5,942

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivables	(8,247)	(71,310)
Purchase of intangible assets	-	(11,810)
Purchase of property & equipment	-	(25,889)

Net cash used in investing activities	(8,247)	(109,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	55,123	-

Net cash provided by financing activities	55,123	-

Effect of exchange rate changes on cash and cash equivalents	363	1,240

Net decrease in cash and cash equivalents	(9,869)	(101,827)

Cash and cash equivalents, beginning balance	17,619	119,446

Cash and cash equivalents, ending balance	$7,750	$17,619

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$138	$157

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Receivable	Deficit	Deficit
Balance December 31, 2004	10,000,000	$10,000	$76,800	$-	$-	$(877)	$85,923

Capital contribution	100,000	100	(34,100)	-	-	-	(34,000)

Shares to be issued	-	-	-	-	(60,000)	-	(60,000)

Stock subscription receivable	-	-	-	-	(50,000)	-	(50,000)

Foreign currency translation adjustments				(38)			(38)

Net loss for the year ended December 31, 2005	-	-	-	-	-	(1,781)	(1,781)

Balance December 31, 2005	10,100,000	10,100	42,700	(38)	(110,000)	(2,658)	(59,896)

Foreign currency translation adjustments	-	-	-	3,619	-	-	3,619

Net loss for the year ended December 31, 2006	-	-	-	-	-	(92,812)	(92,812)

Balance December 31, 2006	10,100,000	$10,100	$42,700	$3,581	$(110,000)	$(95,469)	$(149,088)

The accompanying notes are an integral part of these consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1 - ORGANIZATION

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses. Top Interest was incorporated under the laws of the British Virgin Islands. 188info.com was legally established under the laws of the People’s Republic of China. When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuan Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the years ended December 31, 2006 and 2005, the transactions of Shenzhen were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of December 31, 2006 and 2005, the accounts of Shenzhen were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Automobile	5 years
Office equipment	5 years

As of December 31, 2006 Property, Plant & Equipment consist of the following:

Automobile	$11,213
Office equipment	19,502

30,715

Accumulated depreciation	(9,776)

$20,939

Depreciation expenses were $5,993 and $3,544 for the years ended December 31, 2006, and 2005,

Intangible Assets

Intangible assets consist of software for information search engine and online web application. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2006, there is no impairment of intangible assets.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2006 Intangible Assets consist of the following:

Software	$12,447

12,447

Accumulated amortization	(3,643)

$8,804

Amortization expenses were $2,428 and $1,214 for the years ended December 31, 2006 and 2005.
Amortization expenses for the next 4 years are as follows:

Year ending

2007  $2,428
2008   2,428
2009   2,428
2010   1,520
Total  $8,804

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of December 31, 2006, deferred revenue was $5,980.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the year ended December 31, 2006, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the years ended December 31, 2006 and 2005.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.0092 and $0.0002 for the years ended December 31, 2006 and 2005 respectively.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Note 3- NOTE RECEIVABLE

Note receivable includes unsecured cash loan of $83,203 to a former shareholder which is due on demand with prevailing bank deposit rate. Effective date of the note was October 11, 2005. Interest incomes were $1,976 and $1,063 for the years ended December 31, 2006 and 2005 respectively.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2006, account payable and accrued expenses were $34,129, including $25,000 accrued professional expenses and $9,129 accrued payroll and welfare expenses.

Note 5 - LOAN PAYBLE TO RELATED PARTIES

As of December 31, 2006, total loan payable to related parties were $139,123, including a non interest-bearing, unsecured and due on demand note payable to an officer of Top Interest in the amount of $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of Artcraft V Inc. in the amount of $55,123.

Note 6 - COMMON STOCK

On May 17, 2005, the Company issued 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). However, the physical certificates were not issued as the company was still waiting for the SB-2 filing to become effective. The Company plans to issue the certificates in next few months.

On November 7, 2005, the Company issued 10,000,000 shares of common stock at par of $0.001 per share for purchase all of the issued and outstanding shares of Top Interest from its shareholders.

Note 7 - STOCK EXCHANGE AGREEMENT

On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest, a company incorporated under the laws of the British Virgin Islands. Top Interest owns 70% of equity interest of 188info.com which is incorporated under the laws of the People’s Republic of China, and is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8 - INCOME TAXES

The Company through its subsidiary, 188info.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2006.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

December 31, 2006
Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	33%

Note 9 - STATUTORY RESERVE

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2006, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 10 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2005	$(38)
Change for 2006	3,619

Balance at December 31, 2006	$3,581

Note 11 - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $95,469 as of December 31, 2006 including losses of $92,812and $1,781for the years ended December 31, 2006 and 2005. The Company’s total liabilities exceed its total assets by $118,474. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the year ended December 31, 2006, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.