Form 10QSB
period 2007-03-31
ARTCRAFT V INC
filed 2007-05-15
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2007: shares of common stock: 10,100,000

ARTCRAFT V, INC.

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flow	6

Notes to unaudited Condensed Consolidated Financial Statements	7

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$9,372
Other receivables	259
Note receivable	85,909
Total Current Assets	95,539

Property & equipment, net	19,542

Intangible assets, net	8,148

$123,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$18,125
Loan payable to related party	169,090
Deferred revenue	10,507
Shares to be issued, 150,000 shares of common stock	60,000
Total Current Liabilities	257,722

Minority Interest	29,574

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive gain	4,688
Accumulated deficit	(111,555)
Total Stockholders' Deficit	(164,067)

$123,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenue, net	$4,783	$5,657

Operating Expenses:
General and administrative expenses	23,684	29,028

Loss from operations	(18,901)	(23,371)

Other (Income) Expense
Interest income	(1,814)	(1,088)
Minority interest	(1,040)	(1,022)
Interest expense	39	73

Total Other Expense	(2,815)	(2,037)

Net loss	(16,086)	(21,334)

Other comprehensive income
Foreign currency translation	1,107	761

Comprehensive Income	$(14,979)	$(20,573)

Net loss per share:
Basic & diluted	$(0.0015)	$(0.0020)

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,086)	$(21,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	2,163	2,086
Minority interest	(1,040)	(1,022)
(Increase) / decrease in assets:
Other receivables	(1,813)	(4)
Prepaid expense	-	(13,511)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	(16,091)	20,686
Deferred revenue	4,443	(826)
Total Adjustments	(12,338)	7,409

Net cash used in operations	(28,424)	(13,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	29,967	-

Net cash provided by financing activities	29,967	-

Effect of exchange rate changes on cash and cash equivalents	78	53

Net increase (decrease) in cash and cash equivalents	1,622	(13,872)

Cash and cash equivalents, beginning balance	7,750	17,619

Cash and cash equivalents, ending balance	$9,372	$3,747

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax paid	$-	$-
Interest payments	$-	$-

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Basis of Consolidation
The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuen Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2007, deferred revenue was $10,507.

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

Exchange Gain (Loss)
During the three months ended March 31, 2007, the transactions of 188info.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment
As of March 31, 2007, the accounts of 188info.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Property & Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

Depreciation and amortization expenses were $2,163 and $2,086 for the three months ended March 31, 2007 and 2006, respectively.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the three months ended March 31, 2007 and 2006.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.0015 and $0.0020 for the three months ended March 31, 2007 and 2006 respectively.

Recent accounting pronouncements

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

Note C - NOTES RECEIVABLE

As of March 31, 2007, other receivable includes unsecured cash loan of $85,909 to an ex shareholder. Interest receivable of $1,813 has been accrued as of March 31, 2007 on the loan at the prevailing bank deposit interest rate of 2.25% per China Renmin Bank.

Note D - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of March 31, 2007, total loan payable to related parties were $169,090, including a non interest-bearing, unsecured and due on demand note payable to an officer of Top Interest in the amount of $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of Artcraft V Inc. in the amount of $85,090.

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

  ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note F - PROPERTY & EQUIPMENT

Property & equipment consist of the following at March 31, 2007:

March 31, 2007
Automobile	$11,293
Office equipment	19,642
30,935
Accumulated depreciation	(11,393)
$19,542

Note G - INTANGIBLEASSETS

Intangible assets consist of the following at March 31, 2007:

March 31, 2007

Software	$12,525

12,525

Accumulated amortization	(4,387)

$8,148

        Amortization expense for the Company’s intangible assets over the next four fiscal years is estimated to be: 2008-$2,496, 2009-$2,496, 20109-$2,496, 2011-$660
.
Note H- INCOME TAXES

The Company through its subsidiary, 188info.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2007.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. 188info.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the threemonths ended March 31, 2007:

March 31, 2007

Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax	33%

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note I - STATUTORY COMMON WELFARE FUND

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note J- OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$3,581
Change for 2007	1,107

Balance at March 31, 2007	$4,688

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note K - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $111,555 as of March 31, 2007 including losses of $16,086 and $21,334 for the three months ended March 31, 2007 and 2006. The Company’s total liabilities exceed its total assets by $164,067. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the three months ended March 31, 2007, towards obtaining additional equity and management of accrued expenses and accounts payable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following table presents the statement of operations for the three months ended March 31, 2007 as compared to the comparable period of the three months ended March 31, 2006. The discussion following the table is based on these results.

Revenue, net	$4,783	$5,657
General and administrative expenses	23,684	29,028
Income from operations	(18,901)	(23,371)

Other (Income) Expense
Interest income	(1,814)	(1,088)
Minority interest	(1,040)	(1,022)
Interest expense	39	73
Total Other (Income) Expense	(2,815)	(2,037)

Net loss	$(16,086)	$(21,334)

Net Revenue

Net sales for the three months ended March 31, 2007 totaled $4,783 compared to $5,657 for the three months ended March 31, 2006, a decrease of $874, or approximately 15.4%. The decrease was due to the expiration of the contracts with some of our corporate clients.

Operating Expense

General and administrative expenses for the three months ended March 31, 2007 totaled $23,684 or approximately 495.2% of net revenue compared to $29,028 or approximately 513.1% of net revenue for the three months ended March 31, 2006, a decrease of $5,344 or approximately 18.4%. The decrease in general and administrative expenses was primarily due to the decrease in revenue and the one time fees expenses incurred during the three months ended March 31, 2006.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2007 totaled $(18,901) or approximately 395.1% of net revenue compared to $(23,371) or approximately 413.1% of net revenue for the three months ended March 31, 2006, a decrease of $4,470 or approximately 19.1%. The decrease in income from operations was primarily due to decrease in revenue and expenses as stated above.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2007 totaled $(16,086) compared to $(21,334) for the three months ended March 31, 2006, a decrease of $5,248 or approximately 24.6%. The decrease in net loss was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,372 at March 31, 2007 and current assets totaled $95,539 at March 31, 2007. The Company's total current liabilities were $257,722 at March 31, 2007. Working capital at March 31, 2007 was $(164,383). During the three months ended March 31, 2007, net cash used in operating activities was $(28,424).

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.   Submission of Matters to a Vote of Security Holders.

    No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: May 15, 2007