Form 10QSB
period 2007-06-30
ARTCRAFT V INC
filed 2007-08-13
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2007

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

Yes          ☐                   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2007: shares of common stock: 10,250,000

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$56,847
Other receivables	263
Note receivable	86,311
Total Current Assets	143,421

Property & equipment, net	18,273

Intangible assets, net	7,638

$169,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$33,108
Loan payable to related party	232,505
Deferred revenue	8,195
Shares to be issued, 150,000 shares of common stock	60,000
Total Current Liabilities	333,807

Minority Interest	28,315

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,100,000 issued and outstanding	10,100
Additional paid in capital	42,700
Subscription receivable	(110,000)
Other accumulated comprehensive gain	6,247
Accumulated deficit	(141,837)
Total Stockholders' Deficit	(192,790)

$169,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue, net	$6,781	$5,565	11,564	$11,222

Operating Expenses:
General and administrative expenses	37,423	20,709	61,107	49,737

Loss from operations	(30,643)	(15,144)	(49,544)	(38,515)

Other (Income) Expense
Interest income		(1,165)	(1,813)	(2,253)
Other (income) expense	897	(525)	897	(525)
Interest expense	-	-	40	73

Total Other Expense	897	(1,690)	(876)	(2,705)

Net loss before minority interest	(31,540)	(13,454)	(48,667)	(35,810)

Minority interest	1,260	842	2,300	1,864

Net loss	(30,280)	(12,612)	(46,368)	(33,946)

Other comprehensive income
Foreign currency translation	1,559	373	2,666	1,134

Comprehensive Income	$(28,721)	$(12,239)	(43,702)	$(32,812)

Net loss per share:
Basic & diluted	$(0.003)	$(0.001)	(0.004)	$(0.003)

Weighted average number of shares outstanding:
Basic & diluted	10,100,000	10,100,000	10,100,000	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(46,368)	$(33,946)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	4,354	4,183
Minority interest	(2,300)	(1,864)
(Increase) / decrease in assets:
Other receivables	(912)	-
Prepaid expense	-	-
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,230)	7,674
Deferred revenue	2,030	727
Total Adjustments	1,942	10,720

Net cash used in operations	(44,426)	(23,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Note receivables	-	(14,705)
Loan from related party	93,382	34,924

Net cash provided by financing activities	93,382	20,219

Effect of exchange rate changes on cash and cash equivalents	141	104

Net increase (decrease) in cash and cash equivalents	49,097	(2,903)

Cash and cash equivalents, beginning balance	7,750	17,619

Cash and cash equivalents, ending balance	$56,847	$14,716

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax paid	$-	$-
Interest payments	$-	$73

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A –ORGANIZATION

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

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Basis of Consolidation
The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuen Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2007, deferred revenue was $8,195.

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

Exchange Gain (Loss)
During the six months periods ended June 30, 2007, the transactions of 188info.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment
As of June 30, 2007, the accounts of 188info.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Property & Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

Furniture and Fixtures	5 years
Equipment	5 years
Computer Hardware and Software	5 years

Property & equipment consist of the following at June 30, 2007:

June 30,2007
Automobile	$11,467
Office equipment	19,945
31,412
Accumulated depreciation	(13,139)
$18,273
Depreciation and amortization expenses were $4,354 and $4,183 for the six months periods ended June 30, 2007 and 2006, respectively.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the six months ended June 30, 2007 and 2006.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Basic and Diluted Earnings Per Share
Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.004 and $0.003 for the six months ended June 30, 2007 and 2006 respectively.

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

Note C – NOTES RECEIVABLE

As of June 30, 2007, other receivable includes unsecured cash loan of $86,311 to an ex shareholder. The note is due on demand carry the interest rate of 2.25% annum. The interest income of $1,813 and $2,253 was recorded on the note, for the periods ended June 30, 2007 & 2006, respectively.

Note D – RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of June 30, 2007, total loan payable to related parties were $232,505, including a non interest-bearing, unsecured and due on demand note payable to an officer of Top Interest in the amount of $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholders of Artcraft V Inc. in the amount of $148,505.

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

  ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note F – INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2007:

June 30, 2007

Software	$12,729

12,729

Accumulated amortization	(5,091)

$7,638

Amortization expense for the Company’s intangible assets over the next four fiscal years is estimated to be: 2008-$2,545, 2009-$2,545, 20109-$2,545, 2011-$3

Note H – INCOME TAXES
The Company through its subsidiary, 188info.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2007.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. 188info.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

The components of income before income taxes are as follows:

	June 30, 2007	June 30, 2006
Loss from United States	$41,002	$29,598
Loss from China	7,665	6,212
Loss before income taxes	48,667	35,810
Less: Income taxes	-	-
Net loss available to shareholders	$48,667	$35,810

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses 34% statutory rate for Artcraft V Inc. and 15% statutory rate for Shenzhen Xin Kai Yuen Info Consult Co., Ltd.

The following table sets forth the significant components of the net deferred tax assets for operation in China as of June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Net operating loss carry forwards	$28,100	$7,800
Total deferred tax assets	4,200	1,100
Less: Valuation allowance	(4,200)	(1,100)
Net deferred tax assets	$-	$-

The following table sets forth the significant components of the net deferred tax assets for operation in the United States as of June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Net operating loss carry forwards	$109,600	$32,400
Total deferred tax assets	37,200	11,000
Less: Valuation allowance	(37,200)	(11,000)
Net deferred tax assets	$-	$-

The following is a reconciliation of the income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2007	June 30, 2006
China tax rate	15%	15%
U.S. Statutory rates	34%	34%
Total	49%	49%
Valuation allowance	(49%)	(49%)
Income tax expense	$-	$-

Note I – STATUTORY COMMON WELFARE FUND

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note J – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$3,581
Change for 2007	2,666

Balance at June 30, 2007	$6,247

Note K - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $141, 837 as of June 30, 2007 including losses of $46,368 and $33,946 for the six months ended June 30, 2007 and 2006. The Company’s total liabilities exceed its total assets by $192,790. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the six months ended June 30, 2007, towards obtaining additional equity and management of accrued expenses and accounts payable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2007 and 2006. Certain columns may not add due to rounding.

	2007	2006

Revenue, net	$11,564	$11,222

General and administrative expenses	61,107	49,737
Income from operations	(49,544)	(38,515)

Other (Income) Expense
Interest income	(1,813)	(2,253)
Other expense	897	(525)
Minority interest	(2,300)	(1,864)
Interest expense	40	73
Total Other (Income) Expense	(3,176)	(4,569)

Net loss	$(46,368)	$(33,946)

Net Revenue

Net sales for the six months ended June 30, 2007 totaled $11,564 compared to $11,222 for the six months ended June 30, 2006, an increase of $342, or approximately 3%. The increase was due to expansion of new business and the increase in the number of new clients.

Operating Expense

General and administrative expenses for the six months ended June 30, 2007 totaled $61,107 or approximately 528.4% of net revenue compared to $49,737 or approximately 443.2% of net revenue for the six months ended June 30, 2006.  The increase in operating expense of $11,370 or approximately 23% mainly comes from the U.S.  holding Company, which paid the audit fee, professional fee or legal fee. Also, for operating subsidiary in China, the company also increased  employees’  benefits, such as  increased wages, social securities and insurance related fees.

Income (Loss) from Operations

Income (loss) from operations for the six months ended June 30, 2007 totaled $(49,544) or approximately 428.4% of net revenue compared to $(38,515) or approximately 343.2% of net revenue for the six months ended June 30, 2006, a decrease of $11,029 or approximately 28.6%. The decrease in income from operations was primarily due to increase in expenses as stated above.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2007 totaled $(46,368) compared to $(33,946) for the six months ended June 30, 2006, a decrease of $12,422 or approximately 37%. The decrease in net loss was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $56,847 at June 30, 2007 and current assets totaled $143,421 at June 30, 2007. The Company's total current liabilities were $333,807 at June 30, 2007. Working capital at June 30,  2007 was $(190,386). During the six months ended June 30, 2007, net cash used in operating activities was $(44,792).

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

Working Capital Requirements

Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: August 13, 2007