Form 10QSB
period 2007-09-30
ARTCRAFT V INC
filed 2007-11-07
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-QSB
_____________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

ARTCRAFT V, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	260744863
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 01, 2007: shares of common stock: 10,250,000

Transitional Small Business Disclosure Format:      Yes ☐   No ☒

Item 1.    Financial Statements.

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$59,628
Other receivable from related parties	267
Loans receivable	145,126
Total Current Assets	205,021

Property & equipment, net	16,943

Intangible assets, net	7,102

$229,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$52,814
Loan payable to related party	240,342
Deferred revenue	5,725
Total Current Liabilities	298,881

Minority Interest	27,625

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250
Additional paid in capital	102,550
Subscription receivable	(50,000)
Other accumulated comprehensive gain	8,161
Accumulated deficit	(168,402)
Total Stockholders' Deficit	(97,441)

$229,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue, net	$7,248	$5,198	$18,812	$16,420

Operating Expenses:
General and administrative expenses	34,962	16,806	96,109	66,543

Loss from operations	(27,714)	(11,608)	(77,297)	(50,123)

Other (Income) Expense
Interest income	(460)	(1,097)	(1,376)	(3,350)
Other income	-	50	-	(525)
Interest expense	-	-	-	123

Total Other Expense	(460)	(1,047)	(1,376)	(3,752)

Net loss before minority interest	(27,254)	(10,561)	(75,921)	(46,371)

Minority interest	689	825	2,989	2,689

Net loss	(26,565)	(9,736)	(72,933)	(43,682)

Other comprehensive income
Foreign currency translation	1,914	1,269	4,580	2,403

Comprehensive Income	$(24,652)	$(8,467)	$(68,353)	$(41,279)

Net loss per share:
Basic & diluted	$(0.002)	$(0.001)	$(0.007)	$(0.004)

Weighted average number of shares outstanding:
Basic & diluted	10,164,286	10,100,000	10,121,507	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(72,933)	$(43,682)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	6,578	6,293
Minority interest	(2,989)	(2,689)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	18,356	8,104
Deferred revenue	(490)	(208)

Total Adjustments	(37,747)	11,500

Net cash used in operations	(110,679)	(32,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivables	(57,295)	(9,836)
Issuance of shares	60,000	-
Loan from related party	101,219	34,924

Net cash provided by financing activities	163,126	25,088

Effect of exchange rate changes on cash and cash equivalents	(568)	462

Net increase (decrease) in cash and cash equivalents	51,878	(6,632)

Cash and cash equivalents, beginning balance	7,750	17,619

Cash and cash equivalents, ending balance	$59,628	$10,987

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Income tax paid	$-	$-
Interest payments	$-	$123

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Basis of Consolidation
The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuen Info Consult Co., Ltd., collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition
               The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of September 30, 2007, deferred revenue was $5,725.

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

Exchange Gain (Loss)
During the three month periods ended September 30, 2007, the transactions of 188info.com were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment
As of September 30, 2007, the accounts of 188info.com were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Advertising
               Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the nine months ended September 30, 2007 and 2006.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.007 and $0.004 for the nine months ended September 30, 2007 and 2006 respectively.

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

Note C - LOANS RECEIVABLE

As of September 30, 2007, the Company has advanced loans to an ex-shareholder. The loan receivable of $60,453 is unsecured, non interest-bearing and due on demand. The loan receivable of $84,673 is due on demand and interest bearing. Interest receivable of $4,633 has been accrued as of September 30, 2007 on the loan at the prevailing bank deposit interest rate of 2.25% per China Renmin Bank.

Note D - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

                As of September 30, 2007, total loan payable to related parties were $240,342 including a non interest-bearing, unsecured and due on demand note payable to an officer of Top Interest in the amount of $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholders of Artcraft V Inc. in the amount of $156,342.

                As of September 30, 2007, the Company advanced $267 to Mr Lian, CEO of Shenzhen Xin Kai Yuen Info Consult Co Ltd as petty cash.

  ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note E -  PROPERTY & EQUIPMENT

Property & equipment consist of the following at September 30, 2007:

September 30, 2007

Automobile	$11,633
Office equipment	$20,233
$31,866
Accumulated depreciation	$(14,923)
$16,943

Depreciation and amortization expenses were $6,578 and $6,293 for the nine month periods ended September 30, 2007 and 2006, respectively. Depreciation and amortization expenses were $2,224 and $2,110 for the three month periods ended September 30, 2007 and 2006, respectively.

Note F -  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2007:

September 30, 2007

Software	$12,913

12,913

Accumulated amortization	(5,811)

$7,102

 Amortization expense for the Company’s intangible assets over the next three fiscal years is estimated to be: 2008-$2,582, 2009-$2,582, 2010-$1,938.

Note G - COMMON STOCK

On May 17, 2005, the Company agreed to issue 150,000 shares of common stock to individuals for $60,000 ($0.40 per share). The shares were issued in August 2007, and the cash was received in July 2007.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note H - INCOME TAXES
The Company through its subsidiary, 188info.com, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2007.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. 188info.com qualified as a new technology enterprise and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%.

Income tax provision for the nine months ended September 30, 2007:

September 30, 2007

Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax applied	15%
Valuation allowance	(15%)
Effective rate	0%

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

 ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note J -  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$3,581
Change for 2007	$4,575

Balance at September 30, 2007	$8,156

Note K - GOING CONCERN

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $168,402 as of September 30, 2007 including losses of $72,933 and $43,682 for the nine months ended September 30, 2007 and 2006. The Company’s total liabilities exceed its total assets by $69,815. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the nine months ended September 30, 2007, towards obtaining additional equity and management of accrued expenses and accounts payable.

                Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents certain consolidated statement of operations information for the three months ended September 30, 2007 and 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2007	2006

Revenue, net	$7,248	$5,198

General and administrative expenses	34,962	16,806
Income from operations	(27,714)	(11,608)

Other (Income) Expense
Interest income	(460)	(1,097)
Other income	-	50
Minority interest	(689)	(825)
Interest expense	-	-
Total Other (Income) Expense	(1,149)	(1,872)

Net loss	$(26,565)	$(9,736)

Net Revenue

Net sales for the three months ended September 30, 2007 totaled $7,248 compared to $5,198 for the three months ended September 30, 2006, an increase of $2,050 or approximately 39.4%. The increase was due to the increase in the number of new clients.

Operating Expense

General and administrative expenses for the three months ended September 30, 2007 totaled $34,962 or approximately 482.4% of net revenue compared to $16,806 or approximately 323.3% of net revenue for the three months ended September 30, 2006.  The increase in operating expense of $18,156 or approximately 108% was due to increased expenses incurred for the expansion of the business.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2007 totaled $(27,714) or approximately 382.4% of net revenue compared to $(11,608) or approximately 223.3% of net revenue for the three months ended September 30, 2006, a decrease of $16,106 or approximately 138.7%. The decrease in income from operations was primarily due to increase in expenses as stated above.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2007 totaled $(26,565) compared to $(9,736) for the three months ended September 30, 2006, a decrease of $16,829 or approximately 172%. The decrease in net loss was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2007 and 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2007	2006

Revenue, net	$18,812	$16,420

General and administrative expenses	96,109	66,543
Income from operations	(77,297)	(50,123)

Other (Income) Expense
Interest income	(1,376)	(3,350)
Other income	-	(525)
Minority interest	(2,989)	(2,689)
Interest expense	-	123
Total Other (Income) Expense	(4,365)	(6,441)

Net loss	$(72,932)	$(43,682)

Net Revenue

Net sales for the nine months ended September 30, 2007 totaled $18,812 compared to $16,420 for the nine months ended September 30, 2006, an increase of $2,392, or approximately 14.6%. The increase was due to the increase in the number of new clients.

Operating Expense

General and administrative expenses for the nine months ended September 30, 2007 totaled $96,109 or approximately 511% of net revenue compared to $66,543 or approximately 405.3% of net revenue for the nine months ended September 30, 2006.  The increase in operating expense of $29,566 or approximately 44.4% was due to increased expenses incurred for the expansion of the business.

Income (Loss) from Operations

Income (loss) from operations for the nine months ended September 30, 2007 totaled $(77,297) or approximately 411% of net revenue compared to $(50,123) or approximately 305.3% of net revenue for the nine months ended September 30, 2006, a decrease of $27,174 or approximately 54.2%. The decrease in income from operations was primarily due to increase in expenses as stated above.

Net Income (Loss)

Net income (loss) for the nine months ended September 30, 2007 totaled $(72,933) compared to $(43,682) for the nine months ended September 30, 2006, a decrease of $29,251 or approximately 67%. The decrease in net loss was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $59,628 at September 30, 2007 and current assets totaled $205,020 at September 30, 2007. The Company's total current liabilities were $298,881 at September 30, 2007. Working capital at September 30, 2007 was $(93,861). During the nine months ended September 30, 2007, net cash used in operating activities was $(108,773).

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

Item 3.    Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any pending legal proceedings and, to the best of our knowledge, no such action against us has been threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

By:/s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: November 6, 2007