Form 10QSB/A
period 2007-09-30
ARTCRAFT V INC
filed 2007-12-06
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

Amendment No. 1 to
FORM 10-QSB
_____________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

ARTCRAFT V, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0744863
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Room 1131, XianKeJiDian Building BaGuaSi Road, Futian District Shenzhen City, China 518029
(Address of principal executive offices)

011-86755 23990959
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

Date: December 6, 2007