Form 10KSB
period 2007-12-31
ARTCRAFT V INC
filed 2008-03-21
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-50818

ARTCRAFT V, INC.
(Name of Small Business Issuer in its charter)

DELAWARE	26-0744863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

Room 1131, XianKeJiDian Building BaGuaSi Road Futian District Shenzhen City, China	518029
(Address of principal executive offices)	(Zip code)

011-86775 23990959
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. |X| Yes |_| No

Issuer's revenues for its most recent fiscal year, December 31, 2007, were $24,116.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 11, 2008, was $ -0-.

As of March 20, 2008 the Company had 10,250,000 shares of common stock outstanding.

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

Information Needs of Internet Search Users in China

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

Other Prospect Services. We are continuously improving and introducing new products to make 188info.com more attractive to our users. In 2008, Top Interest will continue to promote 188Info in an effort to expand its usefulness among Chinese citizens. The Company's plans include:

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

Employees

As of March 12, 2008, we have 10 full time employees located in China. We will hire additional employees as we continue to implement our plan of operation. None of our employees are represented under a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

We currently operate our business from our corporate office located at Room 1131, XianKeJiDian Building, BaGuaSi Road, Futian District, Shenzhen City, China 518029.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock was approved for quotation on the OTC Bulletin Board, our stock symbol is “AFTV”. There is currently no quotation for our shares of common stock.

Holders

As of March 11, 2008, we had 50 shareholders holding an aggregate of 10,250,000 shares of our common stock

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of March 11, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

        Further website expansion 2008 will be in various phases subject to revenue and capital availability.

2) We are currently identifying funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we grow and the overall economic climate improves, we expect to be in a better position to raise outside capital later. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. The only potential expenses would be if we decide to pay for outside research or if business trips are required.

3) Hire and train additional staff, including management, marketing staff, and administrative personnel; we anticipate hiring at a minimum 10 employees in the next twelve months. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company’s existence.

We intend to grow through internal development and strategic alliances.  Because of uncertainties surrounding our growth and strong competition, we anticipate incurring losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Employees

As of March 11, 2008, we have 10 full time employees located in China. We intend to hire and train additional staff, including management, marketing staff, and administrative personnel. We anticipate hiring a minimum of 10 employees in the next twelve months. The number of employees hired will depend on a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the Company's existence.

RESULTS OF OPERATIONS FOR THE YEAR S ENDED DECEMBER 31, 2007 AND 2006

The following table presents certain consolidated statement of operations information for the years ended December 31, 2007 and 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	2007	2006

Revenue, net	$24,116	$20,883

General and administrative expenses	274,939	120,992
Income from operations	(250,824)	(100,109)

Other (Income) Expense
Interest income	(1,796)	(1,989)
Miscellaneous expense	13	-
Minority interest	(30,615)	(5,446)
Interest expense	69	138
Total Other (Income) Expense	(32,329)	(7,297)

Net loss	$(218,495)	$(92,812)

Net Revenue

Net sales for the year ended December 31, 2007 totaled $24,116 compared to $20,883 for the year ended December 31, 2006, an increase of $3,233 or approximately 15.4%. In 2007, due to marketing department’s hard working and technical departments development, our website was improved with more categories and information  available to our users. This was the main reason for the increase in the number is users, as well as the revenue.

Operating Expense

General and administrative expenses for the year ended December 31, 2007 totaled $274,939 or approximately 1,140% of net revenue compared to $120,992 or approximately 579% of net revenue for the year ended December 31, 2006.  The increase in operating expense of $153,947 or approximately 127% was mainly due to bad debt expense of approximately $143,000 recognized from loan and other receivable.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2007 totaled $(250,824) or approximately 1,040% of net revenue compared to $(100,109) or approximately 479.4% of net revenue for the year ended December 31, 2006, a decrease of $150,715 or approximately 151%. The decrease in income from operations was primarily due to increase in expenses as stated above.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2007 totaled $(218,495) compared to $(92,812) for the year ended December 31, 2006, a decrease of $125,683 or approximately 135%. The decrease in net loss was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

We have limited liquidity and capital resources. Earnings were insufficient in years 2006 and 2007 to meet the liquidity needs of operations in those periods. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

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

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information about our executive officers and directors.

NAME	AGE	POSITION
Li Te Xiao	30	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

ITEM 9A. CONTROL AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Li Te Xiao President Chief Executive Officer and Director
	2007	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

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

(1) Based on 10,250,000 shares of common stock issued and outstanding as of March 20, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Reports on Form 8-K

    None

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

2006 Audit and Review fees $22,000
2007 Audit and Review fees $39,500

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

/s/ Li Te Xiao
Li Te Xiao, Director

Dated: March 20, 2008

 ARTCRAFT V, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Artcraft V Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Artcraft V Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of income, stockholders' deficit, and cash flows for the two years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artcraft V Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations, stockholders' deficit and their consolidated cash flows for the two years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $313,965 at December 31, 2007 including a net loss of $218,495 during the year ended December 31, 2007. These factors as discussed in Note 12 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 20, 2008

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$18,070
Other receivable from related parties	274
Loan receivable,net	26,250
Total Current Assets	44,595

Property & equipment, net	15,777

Intangible assets, net	6,636

$67,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$36,142
Loan payable to related party	265,721
Deferred revenue	3,313
Total Current Liabilities	305,176

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding 10,250
Additional paid in capital	108,872
Subscription receivable	(50,000)
Other accumulated comprehensive gain	6,673
Accumulated deficit	(313,965)
Total Stockholders' Deficit	(238,170)

$67,007

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenue, net	$24,116	$20,883

Operating Expenses:
General and administrative expenses	274,939	120,992

Loss from operations	(250,824)	(100,109)

Other (Income) Expense
Interest income	(1,796)	(1,989)
Miscellaneous expense	13	-
Interest expense	69	138

Total Other Expense	(1,714)	(1,851)

Net loss before minority interest	(249,109)	(98,258)

Minority interest	30,615	5,446

Net loss	(218,495)	(92,812)

Other comprehensive income
Foreign currency translation	3,092	3,619

Comprehensive Income	(215,403)	(89,193)

Net loss per share:
Basic & diluted	$(0.0215)	$(0.0092)

Weighted average number of shares outstanding:
Basic & diluted	10,153,836	10,100,000
Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(218,495)	$(92,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	8,840	8,421
Bad debt reserve	140,641	-
Minority Interest	(30,615)	(5,446)
Increase in assets:
Other receivables	(81,394)	(8,247)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	1,374	28,964
Deferred revenue	(2,963)	3,764

Total Adjustments	42,203	27,456

Net cash used in operations	(176,292)	(65,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	60,000	-
Loan from related party	126,598	55,123

Net cash provided by financing activities	186,598	55,123

Effect of exchange rate changes on cash and cash equivalents	15	363

Net increase (decrease) in cash and cash equivalents	10,320	(9,869)

Cash and cash equivalents, beginning balance	7,750	17,619

Cash and cash equivalents, ending balance	$18,070	$7,750

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$69	$138

The accompanying notes are an integral part of these audited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional	Other	Shares To			Total
	Common Stock		Paid-In	Comprehensive	be	Subscription	(Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Issued	Receivable	Deficit)	Equity
Balance December 31, 2005	10,100,000	$10,100	$42,700	$(38)	60,000	$(110,000)	$(2,658)	$(59,896)

Foreign currency translation adjustments	-	-	-	3,619	-	-	-	3,619

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(92,812)	(92,812)

Balance December 31, 2006	10,100,000	10,100	42,700	3,581	60,000	(110,000)	(95,469)	(89,088)

Issuance of common stock	150,000	150	59,850		(60,000)	60,000		60,000

Director Contribution	-	-	6,322	-	-	-	-	6,322

Foreign currency translation adjustments	-	-	-	3,092	-	-	-	3,092

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(218,496)	(218,496)

Balance December 31, 2007	10,250,000	$10,250	$108,872	$6,673	-	$(50,000)	$(313,965)	$(238,170)

The accompanying notes are an integral part of these audited consolidated financial statements.

Note 1 – ORGANIZATION

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary Top Interest International and majority owned subsidiary Shenzhen Xin Kai Yuan Info Consult Co., Ltd., collectively referred to within as the Company.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the years ended December 31, 2007 and 2006, the transactions of Shenzhen were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of December 31, 2007 and 2006, the accounts of Shenzhen were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Automobile                                            5 years
Office equipment                                   5 years

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2007 Property, Plant & Equipment consist of the following:

Automobile	$11,957
Office equipment	20,794

32,751

Accumulated depreciation	(16,974)

$15,777

Depreciation expenses were $6,292 and $5,993 for the years ended December 31, 2007, and 2006.

Intangible Assets

Intangible assets consist of software for information search engine and online web application. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of December 31, 2007, there is no impairment of intangible assets.

As of December 31, 2007 Intangible Assets consist of the following:

Software	$13,271

13,271

Accumulated amortization	(6,635)

$6,636

Amortization expenses were $2,548 and $2,428 for the years ended December 31, 2007 and 2006.

Amortization expenses for the next 3 years are as follows:

Year ending
2008                                $2,549
2009                                  2,549
2010                                  1,538

Total                               $6,636

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of December 31, 2007, deferred revene was $3,313.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the year ended December 31, 2007, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the years ended December 31, 2007 and 2006.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.0096 and $0.0092 for the years ended December 31, 2007 and 2006 respectively.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Note 3-  LOAN RECEIVABLE

As of December 31, 2007, the Company has advanced loans to an ex-shareholder. The loan receivable of $62,129 is unsecured, non interest-bearing and due on demand.

The loan receivable of $84,038 is due on demand and interest bearing to the same ex-shareholder. Interest receivable of $5,263 has been accrued as of December 31, 2007 on the loan at the prevailing bank deposit interest rate of 2.25% per China Renmin Bank.  Interest incomes were $1,796 and $1,989 for the years ended December 31, 2007 and 2006 respectively.

The principal or interest on the loans have not been recovered by the Company through December 31, 2007 or subsequently, hence, the loan receivables have been fully reserved.as of December 31, 2007.

The Company has loan receivables of $26,250 to third parties as of December 31, 2007. These loans are unsecured, non interest-bearing and due on demand. $13,750 of the loans of $26,250 was recovered in January 2008.

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2007, account payable and accrued expenses were $36,142, including $26,344 accrued professional expenses and $9,798 accrued payroll and welfare expenses.

Note 5 – LOAN PAYBLE TO RELATED PARTIES

As of December 31, 2007, total loan payable to related parties were $265,721, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amouting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Compny in the amount of $181,721.

Note 6 – COMMON STOCK

On May 17, 2005, the Company agreed to issue 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). The shares were issued during the month of August 2007. However, the physical certificates were not issued as the company was still waiting for the SB-2 filing to become effective.  The Company plans to issue the certificates in next few months.

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

Note 8 – ADDITIONAL PAID-IN CAPITAL

The Company utilizes office space arranged by an officer of the Compny, free of charge. The fair maket rent value amounting $6,322 has been taken as a contribution to the capital from officer and credited to the additional paid in capital as of December 31, 2007.

Note 9 – INCOME TAXES

The Company through its subsidiary, 188info.com, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2007.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

December 31, 2007

Provision for PRC Income and local taxes	$0

U.S Statutory rates	34%
Foreign income not recognized in USA	(34%)
PRC income tax benefit	33%
Valuation allowance	(33%)

Note 10 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, after the payment of the PRC income taxes shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers.  The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital.  Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital. Statutory public welfare fund is no longer requested for the companies invested by foreign countries in 2006.

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 11 – OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in Stockholders’ Deficit, at December 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$ 3,581
Change for 2007	3,092

Balance at December 31, 2007	$ 6,673

Note 12  – CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note 13  – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $313,965 as of December 31, 2007 including losses of $218,495 and $92,812 for the years ended December 31, 2007 and 2006. The Company’s current liabilities exceed its current assets by $260,581. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the year ended December 31, 2007, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.