Form 10-Q
period 2008-03-31
ARTCRAFT V INC
filed 2008-05-12
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ARTCRAFT V, INC.
 (Exact name of registrant as specified in Charter

Delaware	26-0744863
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 1131, XianKeJiDian Building
BaGuaSi Road Futian District
Shenzhen City, China 518029
(Address of Principal Executive Offices)
 _______________

011-86775 23990959
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

As of March 11, 2008, the Company had 10,250,000 shares of common stock outstanding.

ARTCRAFT V, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

i

ITEM 1. FINANCIAL INFORMATION

The financial statement of the Company are included following the signature page of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We based our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis from making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and/or conditions.

Overview:

We operate our business through our wholly owned subsidiary, Top Interest International Limited, which operates our "188Info" service. 188Info provides a number of services including an information search engine, an online web application and an image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.

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

Accordingly, our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. During the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

1) Initiate substantive construction of our corporate website. We currently have constructed a comprehensive webpage at www.188info.com which outlines the products and services that we offer and such website includes additional sub-pages, our phone and email information, navigational tools and a more detailed description of our products and services. 188 infonet features a wide range of Web advertisement. Web advertising can reach any part of the world equally fast, which is an impossible feat for conventional advertisement. Our multimedia presentation is rich in audio, and video. Our web content is interactive by nature. Current programs such as Flash, Shockwave provide vivid, animated interaction.

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

        Further website expansion in 2008 will be in various phases subject to revenue and capital availability.

2) We are currently identifying funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we grow and the overall economic climate improves, we expect to be in a better position to raise outside capital later. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised.  Any such fees, however, would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. The only potential expenses would be if we decide to pay for outside research or if business trips are required.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the three months ended March 31, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three months ended March 31, 2008	Three months ended March 31, 2007

Revenue, net	$7,389	$4,783

General and administrative expenses	16,170	23,684
Income from operations	(8,780)	(18,901)

Other (Income) Expense
Interest income	(2)	(1,814)
Income tax	111	-
Interest expense	-	39
Total Other (Income) Expense	109	(1,775)

Minority Interest	-	1,040

Net loss	$(8,889)	$(16,086)

Net Revenue

Net sales for the three months ended March 31, 2008 totaled $7,389 compared to $4,783 for the three months ended March 31, 2007, an increase of $2,606 or approximately 54.5%. In 2008, due to marketing department’s hard working and technical department’s development, our website was improved with more categories and information available to our users.

Operating Expense

General and administrative expenses for the three months ended March 31, 2008 totaled $16,170 compared to $23,684 for the three months ended March 31, 2007.  The decrease in operating expense of $7,514 or approximately 31.7% was because we did not have to write-off of bad debt recognized from loan and other receivable that realized in the three months ended March 31, 2007.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2008 totaled $(8,780) compared to $(18,901) for the three months ended March 31, 2007, an improvement of $10,121or approximately 53.5%. The improvement in income from operations was primarily due to a decrease in expenses as stated above.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2008 totaled $(8,889) compared to $(16,086) for the three months ended March 31, 2007, an improvement of $7,197 or approximately 44.7%. The increase in net loss was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

We have limited liquidity and capital resources. Earnings were insufficient in three months ended March 31, 2008 to meet the liquidity needs of operations in that period. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company has operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports or filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTCRAFT V, INC

Date: May 12, 2008	By:	By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

Unaudited Condensed Consolidated Balance Sheets	F2

Unaudited Condensed Consolidated Statements of Operations	F3

Unaudited Condensed Consolidated Statements of Cash Flow	F4

Notes to unaudited Condensed Consolidated Financial Statements	F5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$124,829	$18,070
Other receivable from related parties	286	274
Loan receivable, net	-	26,250
Total Current Assets	125,115	44,594

Property & equipment, net	15,178	15,777

Intangible assets, net	6,220	6,636

	$146,513	$67,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$23,461	$36,142
Loan payable to related party	304,633	265,721
Deferred revenue	14,387	3,313
Total Current Liabilities	342,481	305,176

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250	10,250
Additional paid in capital	109,431	108,872
Subscription receivable	-	(50,000)
Other accumulated comprehensive gain	7,203	6,673
Accumulated deficit	(322,852)	(313,965)
Total Stockholders' Deficit	(195,969)	(238,170)

	$146,513	$67,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F2

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
	(UNAUDITED)

	2008	2007

Revenue, net	$7,389	$4,783

Operating Expenses:
General and administrative expenses	16,170	23,684

Loss from operations	(8,780)	(18,901)

Other (Income) Expense
Interest income	(2)	(1,814)
Income tax	111	-
Interest expense	-	39

Total Other (income) expense	109	(1,775)

Loss before minority interest	(8,889)	(17,126)

Minority interest	-	1,040

Net loss	(8,889)	(16,086)

Other comprehensive income
Foreign currency translation	530	1,107

Comprehensive loss	$(8,359)	$(14,979)

Net loss per share:
Basic & diluted	$(0.0009)	$(0.0015)

Weighted average number of shares outstanding:
Basic & diluted	10,250,000	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F3

ARTCRAFT V, INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,889)	$(16,086)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation & amortization	1,905	2,163
Minority interest	-	(1,040)
Payment of rental by an officer	559	-
Decrease/ (increase) in current assets:
Other receivables	26,250	(1,813)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	(13,038)	(16,091)
Deferred revenue	10,704	4,443

Total adjustments	26,380	(12,338)

Net cash provided by (used in) operations	17,491	(28,424)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from related party	88,912	29,967

Effect of exchange rate changes on cash and cash equivalents	355	78

Net increase in cash and cash equivalents	106,759	1,622

Cash and cash equivalents, beginning balance	18,070	7,750

Cash and cash equivalents, ending balance	$124,829	$9,372

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F4

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

F5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Exchange Gain (Loss)

During the three month periods ended March 31, 2008 and 2007, the transactions of Shenzhen were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2008, the accounts of Shenzhen were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

F6

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

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

Automobile	5 years
Office equipment	5 years

As of March 31, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	2008	2007
Automobile	$12,453	11,957
Office equipment	21,660	20,794

	34,112	32,751

Accumulated depreciation	(18,934)	(16,974)

	$15,178	$15,777

Depreciation expenses were $1,228 and $1,539 for the three month periods ended March 31, 2008, and 2007.

Intangible Assets

Intangible assets consist of software for information search engine and online web application. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of March 31, 2008, there is no impairment of intangible assets.

As of March31, 2008 and December 31, 2007 intangible assets consist of the following:

F7

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

	2008	2007
Software	$13,823	13,271

	13,823	13,271

Accumulated amortization	(7,603)	(6,635)

	$6,220	$6,636

Amortization expenses were $677 and $624 for the three month periods ended March 31, 2008 and 2007.
Amortization expenses for the next 3 years are as follows:

Year Ending
2009	$2,765
2010	2,765
2011	691

Total	6,220

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of March 31, 2008 and December 31, 2007, deferred revenue was $14,387 and $3,313 respectively.

F8

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the three month period ended March 31, 2008, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the three month periods ended March 31, 2008 and 2007.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.0009 and $0.0015 for the three month ended March 31, 2008 and 2007 respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities

F9

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F10

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

F11

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Note 3-  LOAN RECEIVABLE

As of December 31, 2007, the Company has advanced loans to an ex-shareholder. The loan receivable of $62,129 is unsecured, non interest-bearing and due on demand.  Another loan receivable of $84,038 is due on demand and interest bearing to the same ex-shareholder. Interest receivable of $5,263 has been accrued as of December 31, 2007 on the loan at the prevailing bank deposit interest rate of 2.25% per China Renmin Bank.

On January 1, 2008, the Company entered a new loan agreement with the ex-shareholder for the outstanding loans amounting to $146,167 as of December 31, 2007, included the original loan principal of $140,904 and accrued interest of $5,263. The new due date for the loan is on December 31, 2008 with interest rate 8% annually and no secure. The interest income was $0 and $1,813 for the three month periods ended March 31, 2008 and 2007.

On December 31, 2007, the management of the Company determined that the loan was doubtful and therefore provided an allowance ofr bad debts against the loan, amounting $146,167.

The Company has loan receivables of $26,250 to third parties as of December 31, 2007. These loans are unsecured, non interest-bearing and due on demand. The loans of $26,250 was recovered as of March 31, 2008.

Note 4-  RELATED PARTY TRANSACTION

As of March 31, 2008 and December 31, 2007, the Company advanced $267 and $274, respectively, to a shareholder of a subsidiary .

Note 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2008, account payable and accrued expenses were $23,461, including accrued professional expenses of $15,625, accrued payroll and welfare expenses of $7,571  and other payable of $266.

As of December 31, 2007, account payable and accrued expenses were $36,142, including $26,344 accrued professional expenses and $9,798 accrued payroll and welfare expenses.

Note 6 – LOAN PAYBLE TO RELATED PARTIES

As of March 31, 2008, total loan payable to related parties were $304,633, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $220,633.

As of December 31, 2007, total loan payable to related parties were $265,721, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $181,721.

Note 7 – COMMON STOCK

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

F12

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

Note 8 – ADDITIONAL PAID-IN CAPITAL

The Company utilizes office space arranged by an officer of the Company, free of charge. The fair market rent value amounting $559 has been taken as a contribution to the capital from officer and credited to the additional paid in capital as of March 31, 2008.

The Company utilizes office space arranged by an officer of the Company, free of charge. The fair market rent value amounting $6,322 has been taken as a contribution to the capital from officer and credited to the additional paid in capital as of December 31, 2007.

Note 9 – INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2008 and 2007, and the Company has recorded income tax provisions for the periods as follows:

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2008 and 2007:

	3/31/2008	3/31/2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State

PRC Current Income Expense (Benefit	111	-

Total Provision for Income Tax	$111	$-

Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	14%	15%
Exempt from income tax due to net loss	0%	(15%)
Tax expense at actual rate	14%	0%

United States of America

As of March 31, 2008, the Company in the United States had approximately $7,986in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Net operation loss carry forward	$7,986	$87,002
Total deferred tax assets	60,500	57,800
Less: valuation allowance	(60,500)	(57,800)
Net deferred tax assets	$-	$-

F13

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 15%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company’s applicable EIT rate under new EIT law is differ from the amounts computed by applying the EIT primarily. The local government has implemented a special tax rate based on income rather than net income for the enterprises reported operation loss continuously for more than two years.  Pursuant to the special tax rate, the Company’s subsidiary is first subject to a tax rate of 6% on their income and than multiply that by the standard tax rate of 25% or simply 1.5% of income. Income tax expenses for the three month periods ended March 31, 2008 and 2007 were $111 and $0 respectively.

	2008/3/31	2007/3/31

Loss from China	(791)	(3,408)

Income tax expense for operation in the PRC	$111	$-

Tax expense at actual rate	14%	0%

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2008, the Company had no reserves to these non-distributable reserve funds since it had no income from operation.

Note 11 – OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in Stockholders’ Deficit, at March 31, 2008 and December 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2007	$6,673
Change for 2008	530

Balance at March 31, 2008	$7,203

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$3,581
Change for 2007	3,092

Balance at December 31, 2007	$6,673

F14

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007

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

Note 13  – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $322,852 and $313,965 as of March 31, 2008 and December 31, 2007 including losses of $218,495 and $92,812 for the years ended December 31, 2007 and 2006. The Company’s current liabilities exceed its current assets by $267,366 and $260,581 as of March 31, 2008 and December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the three month ended March 31, 2008, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

F15