Form 10-Q
period 2008-06-30
ARTCRAFT V INC
filed 2008-08-01
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐                              Accelerated Filer☐                                   Non-Accelerated Filer☐                          Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No☐

As of July 29, 2008, the Company had 10,250,000 shares of common stock outstanding.

 ARTCRAFT V, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

The financial statement of the Company are included following the signature page of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to Artcraft V, Inc. and its subsidiary.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis from making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Plan of Operation:

We intend to grow through internal development and strategic alliances. Because of uncertainties surrounding our growth and limited operating history, we anticipate incurring losses in the foreseeable future. We have already incurred significant net losses, with a net loss of $1,781 in 2005 and a net loss of $92,812 in 2006 and a net loss of $218,495 in 2007. The difference was due to an increase in operating expenses, and as we attempt to grow are business, these expenses will certainly increase. Also, we may incur substantial net losses in the future due to the relatively high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Also, maintaining and further expanding our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, subscribers, and wireless and e-commerce customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer. For some periods, we may have net profits; however, we may not sustain profitability over time.

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

Employees

As of June 30, 2008, we have 10 full time employees located in China. We intend to hire and train additional staff, including management, marketing staff, and administrative personnel. We anticipate hiring a minimum of 10 employees in the next twelve months. The number of employees hired will depend on a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $10,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the Company's existence.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the three month periods ended June 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007

Revenue, net	$9,003	$6,781

General and administrative expenses	22,606	37,423
Loss from operations	(13,604)	(30,643)

Other (Income) Expense
Interest income	(3)	-
Other expense	-	897
Income tax	135	-
Minority interest	-	(1,260)
Total Other (Income) Expense	132	(363)

Net loss	$(13,737)	$(30,280)

Net Revenue

Net sales for the three months ended June 30, 2008 totaled $9,003 compared to $6,781 for the three months ended June 30, 2007, an increase of $2,222 or approximately 33%. In 2008, due to marketing department’s hard working and technical department’s development, our website was improved with more categories and information available to our users.

Operating Expense
General and administrative expenses for the three month periods ended June 30, 2008 totaled $22,606 or approximately 251% of net revenue compared to $37,423 or approximately 552% of net revenue for the three month periods ended June 30, 2007.  The decrease in operating expense of $14,817 or approximately 40% was due to lower operation fees related to SEC filing in the U.S. stock market.

Income (Loss) from Operations
Loss from operations for the three month periods ended June 30, 2008 totaled $13,604 or approximately 151% of net revenue compared to $30,643 or approximately 452% of net revenue for the three month periods ended June 30, 2007, a decrease of $17,039 or approximately 56%. The decrease in loss from operations was primarily due to a decrease in expenses and an increase in revenue as stated above.

Net Income (Loss)
Net loss for the three month periods ended June 30, 2008 totaled $13,737 compared to $30,280 for the three month periods ended June 30, 2007, a decrease of $16,543 or approximately 55%. The decrease in net loss was primarily due to the reasons described above.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the six month periods ended June 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Revenue, net	$16,392	$11,564

General and administrative expenses	38,776	61,107
Loss from operations	(22,384)	(49,544)

Other (Income) Expense
Interest income	(6)	(1,813)
Other expense	-	897
Income tax	246	-
Minority interest	-	(2,300)
Interest expense	-	40
Total Other (Income) Expense	240	(3,176)

Net loss	$(22,625)	$(46,368)

Net Revenue

Net sales for the six month periods ended June 30, 2008 totaled $16,392 compared to $11,564 for the six month periods ended June 30, 2007, an increase of $4,828, or approximately 42%. The increase was due to the increase in the number of new clients.

Operating Expense
General and administrative expenses for the six month periods ended June 30, 2008 totaled $38,776 or approximately 237% of net revenue compared to $61,107 or approximately 528% of net revenue for the six month periods ended June 30, 2007.  The decrease in operating expense of $22,331 or approximately 37% was due to lower operation fees related to SEC filings in the U.S. stock markets.

Income (Loss) from Operations
Loss from operations for the six month periods ended June 30, 2008 totaled $22,384 or approximately 137% of net revenue compared to $49,544 or approximately 428% of net revenue for the six month periods ended June 30, 2007, a decrease of $27,160 or approximately 55%. The decrease in loss from operations was primarily due to the decrease in expenses and increase in revenue as stated above.

Net Income (Loss)
Net loss for the six month periods ended June 30, 2008 totaled $22,625 compared to $46,368 for the six month periods ended June 30, 2007, a decrease of $23,743 or approximately 51%. The decrease in net loss was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $115,495 at June 30, 2008 and current assets totaled $115,787 at June 30, 2008. The Company's total current liabilities were $395,802 at June 30, 2008. Working capital at June 30, 2008 was $(280,015). During the six month periods ended June 30, 2008, net cash used in operating activities was $907.

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

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

ITEM 4T.       CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not Applicable.

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

ARTCRAFT V, INC

Date: August 1, 2008	By:	By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to unaudited Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$115,495	$18,070
Other receivable from related parties	292	274
Other receivable	-	-
Loan receivable, net	-	26,250
Total Current Assets	115,787	44,594

Property & equipment, net	15,516	15,777

Intangible assets, net	5,649	6,636

Total assets	$136,952	$67,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$20,721	$36,142
Loan payable to related parties	363,628	265,721
Deferred revenue	11,453	3,313
Total current liabilities	395,802	305,176

Stockholders' deficit
Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250	10,250
Additional paid in capital	109,998	108,872
Subscription receivable	(50,000)	(50,000)
Other accumulated comprehensive gain	7,491	6,673
Accumulated deficit	(336,590)	(313,965)
Total stockholders' deficit	(258,851)	(238,170)
Total liabilities and stockholders' deficit	$136,952	$67,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June 30,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue, net	$9,003	$6,781	$16,392	$11,564

Operating Expenses:
General and administrative expenses	22,606	37,423	38,776	61,107

Loss from operation	(13,604)	(30,643)	(22,384)	(49,544)

Other (income) expense
Interest income	(3)	-	(6)	(1,813)
Other expense	-	897	-	937
Income tax	135	-	246	-
Interest expense	-	-	-

Total other (income) expense	132	897	240	(876)

Loss before minority interest	(13,737)	(31,540)	(22,625)	(48,668)

Minority interest	-	1,260	-	2,300

Net loss	(13,737)	(30,280)	(22,625)	(46,368)

Other comprehensive income
Foreign currency translation	288	1,559	818	2,666

Comprehensive loss	$(13,449)	$(28,721)	$(21,806)	$(43,702)

Net loss per share:
Basic & diluted	$(0.001)	$(0.003)	$(0.002)	$(0.004)
Weighted average number of shares outstanding:
Basic & diluted	10,250,000	10,100,000	10,250,000	10,100,000

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,625)	$(46,368)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & amortization	2,610	4,354
Minority interest	-	(2,300)
Payment of rental by an officer	1,135	-
Increase/ (decrease) in current assets:
Other receivables	26,250	(912)
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	(15,984)	(1,230)
Deferred revenue	7,707	2,030

Total Adjustments	21,717	1,942

Net cash used in operating activities	(907)	(44,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	97,907	93,382

Effect of exchange rate changes on cash and cash equivalents	425	141

Net increase in cash and cash equivalents	97,425	49,097

Cash and cash equivalents, beginning balance	18,070	7,750

Cash and cash equivalents, ending balance	$115,495	$56,847

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Exchange Gain (Loss)

During the period ended June 30, 2008 and 2007, the transactions of Shenzhen were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of June 30, 2008, the accounts of Shenzhen were maintained, and its financial statements were expressed in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Automobile                                                          5 years
Office equipment                                                 5 years

As of June 30, 2008 and December 31,2007, Property, Plant & Equipment consist of the following:

	2008	2007
Office Equipment	$22,129	$20,794
Automobile	12,723	11,957

	34,852	32,751

Accumulated depreciation	(19,336)	(16,974)

Property, Plant & Equipment, net	$15,516	$15,777

Depreciation expenses were $1,237 and $3,099 for the six month periods ended June 30, 2008 and 2007, respectively.

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

If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of June 30, 2008, there is no impairment of intangible assets.

As of June 30, 2008 and December 31,2007, intangible Assets consist of the following:

	2008	2007
Software	$14,123	$13,271

	$14,123	$13,271

Accumulated Amortization	(8,474)	(6,635)

	5,649	6,636

Amortization expenses were $1,373 and $1,255 for the six month periods ended June 30, 2008 and 2007, respectively.

Amortization expenses for the next 3 years are as follows:

Years ending
June 30, 2009	$2,746
June 30, 2010	2,746
June 30, 2011	157

Total	5,649

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of June 30, 2008 and December 31,2007, deferred revenue was $11,453 and $3,313 respectively.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the six month periods ended June 30, 2008, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the six month ended June 30, 2008 and 2007.

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

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.002 and $0.004 for the six month ended June 30, 2008 and 2007 respectively.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3 –   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2008, account payable and accrued expenses were $20,721, including $12,677 accrued professional expenses and $7,735 accrued payroll and welfare expenses.

As of December 31, 2007, account payable and accrued expenses were $36,142, including $26,344 accrued professional expenses and $9,798 accrued payroll and welfare expenses.

Note 4 –   LOAN PAYBLE TO RELATED PARTIES

As of June 30, 2008, total loan payable to related parties were $363,628, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amouting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $279,628.

As of December 31, 2007, total loan payable to related parties were $265,721, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $181,721.

Note 5 –  COMMON STOCK

On May 17, 2005, the Company agreed to issue 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). The shares were issued during the month of August 2007. However, the physical certificates were not issued as the company was still waiting for the SB-2 filing to become effective.  The Company plans to issue the certificates in next few months.

Note 6 –  ADDITIONAL PAID-IN CAPITAL

The Company utilizes office space arranged by an officer of the Company, free of charge. The fair maket rent value amounting $1,126 and $6,322 have been taken as a contribution to the capital from the officer and credited to the additional paid in capital as of June 30, 2008 and December 31, 2007 respectively.

Note 7 –   INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008 and 2007, and the Company has recorded income tax provisions for the periods as follows:

The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2008 and 2007:

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	6/30/2008	6/30/2007

US Current Tax Expense (Benefit)
Federal	$-	$-
State	-	-

PRC Current Income Expense (Benefit)	246	-

Total Provision for Income tax	$246	$-

Tax expense (credit) at staturory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	-40%	-40%
Foreign income tax - PRC	15%	15%
Exempt from income tax due to net loss	0%	-15%
Tax expense at actual rate	15%	0%

United States of America

As of June 30, 2008, the Company in the United States had approximately $107,792 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007

Net operation loss carry forward	$107,792	$87,002

Total deferred tax assets	64,869	57,800

Less: valuation allowance	(64,869)	(57,800)

Net deferred tax assets	$-	$-

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 15%.

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company’s applicable EIT rate under new EIT law is differ from the amounts computed by applying the EIT primarily. The local government has implemented a special tax rate based on income rather than net income for the enterprises reported operation loss continuously for more than two years.  Pursuant to the special tax rate, the Company’s subsidiary is first subject to a tax rate of 6% on their income and then multiply that by the standard tax rate of 25% or simply 1.5% of income. Income tax expenses for the six month periods ended June 30, 2008 and 2007 were $246 and $0 respectively.

	June 30, 2008	June 30, 2007

Loss from China	$(1,589)	$(7,665)

Income tax expense for operation in the PRC	$246	$-

Tax expense at actual rate	15%	-

Note 8 –  STATUTORY RESERVE

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2008, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 9 –  OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in Stockholders’ Deficit, at June 30, 2008 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2007	$6,673
Change for 2008	818

Balance at June 30, 2008	$7,491

Note 10 – CURRENT VULNERABILITY DUE TO RISK FACTORS

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

ARTCRAFT V, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11– GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $336,590 and $313,965 as of June 30, 2008 and December 31, 2007 including losses of $218,495 and $92,812 for the years ended December 31, 2007 and 2006. The Company’s current liabilities exceed its current assets by $280,015 and $260,582 as of June 30, 2008 and December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the six month ended June 30, 2008, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.