Form 10-Q
period 2008-09-30
ARTCRAFT V INC
filed 2008-11-13
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No☐

As of November 12, 2008, the Company had 10,250,000 shares of common stock outstanding.

ARTCRAFT V, INC.
FORM 10-Q
September 30, 2008
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

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

The financial statements of the Company are included following the signature page of this Form 10-Q.

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

Plan of Operation:

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004.  On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”).  Top Interest owns 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses.  Top Interest was incorporated under the laws of the British Virgin Islands.  188info.com was legally established under the laws of the People’s Republic of China.  When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiary.

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

We operated our business through our wholly owned subsidiary, Top Interest International Limited, which owns a 70% interest in 188info.com, which operates  "188Info" service in the PRC.

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com in order to protect its shareholders’ interest  as “188info.com” continues to generate operating losses and negative cash flow.  The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd  on September 22, 2008 to sell them our 70% interest in 188info.com for $0.15 (RMB1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008.

Due to the sale of 188info.com we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, general administrative costs and costs relating to consummating an acquisition. We believe we will be able to meet these costs through  loans by  our stockholders, management or other outside investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

In the future, we will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plan. We will seek to establish or acquire businesses or assets with funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the three month periods ended September 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three month periods ended September 30,
	2008	2007

Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	18,875	24,956

Loss from operations	(18,875)	(24,956)

Loss from continued operations	(18,875)	(24,956)

Discontinued Operations
Loss from operations of entity to be disposed	(5,395)	(2,298)
Impairement for Asset held for sale	(11,694)	-
Total loss from Discontinued Operation	(17,089)	(2,298)

Loss before minority interest	(35,964)	(27,254)

Minority interest	-	689

Net loss	$(35,964)	$(26,565)

Operating Expenses
General and administrative expenses for the three month periods ended September 30, 2008 totaled $18,875 compared to $24,956 for the three month periods ended September 30, 2007.  The decrease in operating expense of $6,081 or approximately 24.4% was due to lower operation fees related to SEC filings.

Income (Loss) from Operations
Loss from operations for the three month periods ended September 30, 2008 totaled $18,875 compared to $24,956 for the three month periods ended September 30, 2007.  The decrease in operating expense of $6,081or approximately 24.4% was due to lower operation fees related to SEC filings as discussed above.

Net Income (Loss)
Net loss for the three month periods ended September 30, 2008 totaled $35,964 compared to $26,565 for the three month periods ended September 30, 2007, an increase of $9,399 or approximately 35.4%. The increase in net loss was primarily due to the impairment for asset held for sale.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
The following table presents certain consolidated statement of operations information for the nine month periods ended September 30, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Nine month periods ended September 30,
	2008	2007

Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	39,665	65,958

Loss from continued operations	(39,665)	(65,958)

Loss from operations	(39,665)	(65,958)

Discontinued Operation
Loss from operations of entity to be disposed	(7,230)	(9,963)
Impairement for Asset held for sale	(11,694)	-
Total loss from Discontinued Operation	(18,924)	(9,963)

Loss before minority interest	(58,589)	(75,921)

Minority interest	-	2,989

Net loss	$(58,589)	$(72,933)

Operating Expense
General and administrative expenses for the nine month periods ended September 30, 2008 totaled $39,665 compared to $65,958 for the nine month periods ended September 30, 2007.  The decrease in operating expense of $26,293 or approximately 40% was due to a decrease in our costs related to compliance with  SEC filing requirements.

Income (Loss) from Operations
Loss from operations for the nine month periods ended September 30, 2008 totaled $39,665 compared to $65,958 for the nine month periods ended September 30, 2007.  The decrease in operating expense of $26,293 or approximately 40% was due to a decrease in our costs related to compliance with  SEC filing requirements.

Net Income (Loss)
Net loss for the nine month periods ended September 30, 2008 totaled $58,589 compared to $72,933 for the nine month periods ended September 30, 2007, a decrease of $14,344 or approximately 19.7%. The decrease in net loss was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $5,356 at September 30, 2008 and current assets totaled $5,356 at September 30, 2008. The Company's total current liabilities were $296,128 at September 30, 2008. Working capital at September30, 2008 was $(290,772). During the nine month periods ended September 30, 2008, net cash used in operating activities was $29,415.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4T.       CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 22, 2008, we entered into an Agreement on Transfer of Shenzhen Xin Kai Yuan Info Consult Co., Ltd, our indirect subsidiary, to Shenzhen Dingyi Investment Consulting Company Co., Ltd. (the “Agreement”).  Pursuant to the terms of the Agreement, we agreed to transfer all the shares of Xin Kai Yuan Info Consult Co., Ltd. to Shenzhen Dingyi.  As consideration for the shares of Xin Kai Yuan Info Consult Co., Ltd., Shenzhen Dingyi agreed to assume all the liabilities of Top Interest International Limited (“Top Interest”), our wholly owned subsidiary, and its subsidiaries in respect of ownership of equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd.

On October 17, 2008, we received approval from the Chinese government regarding the Agreement on Transfer of Shenzhen Xin Kai Yuan Info Consult Co., Ltd, our indirect subsidiary, to Shenzhen Dingyi Investment Consulting Company Co., Ltd.  dated September 22, 2008  (the “Agreement”).  A copy of the Agreement is referred to and incorporated herein by reference to the Form 8-K filed with the SEC on September 26, 2008.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On September 26, 2008, we filed a Form 8-k for the Agreement we entered into for the transfer of all our shares of our subsidiary, Xin Kai Yuan Info Consult Co., Ltd.  The 8-k is referred to and incorporated herein by reference.

On October 22, 2008, we filed a Form 8-k because we obtained PRC government approval for the transfer of the shares of our affiliate.  The 8-k is referred to and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTCRAFT V, INC

Date: November 13, 2008	By:	By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008 and December 31, 2007

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2008(unaudited) and December 31, 2007	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flow	4

Notes to Condensed Consolidated Financial Statements	5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
Current Assets	(Unaudited)
Cash and cash equivalents	$5,356	$14,707
Other receivable, net	-	26,250

Total Current Assets	5,356	40,957

Property & equipment, net	-	-

Intangible assets, net	-	-

Net assets in the entity held for sale	15,568	26,049

	$20,923	$67,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$12,500	$26,344
Loan payable to related parties	283,628	265,721
Deferred revenue	-	-
Net liabilities in the entity held for disposition	-	-

Total Current Liabilities	296,128	292,065

Minority Interest	-	-

Net liabilities in the entity held for sale	15,568	13,111

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250	10,250
Additional paid in capital	115,159	108,872
Subscription receivable	(50,000)	(50,000)
Other accumulated comprehensive gain	6,371	6,673
Accumulated deficit	(372,554)	(313,965)

Total Stockholders' Deficit	(290,773)	(238,170)

	$20,923	$67,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007

Revenue, net	$-	$-	$-	$-

Cost of sales

Gross profit	-	-	-	-

Operating Expenses:
General and administrative expenses	18,875	24,956	39,665	65,958

Loss from operations	(18,875)	(24,956)	(39,665)	(65,958)

Loss from continued operations	(18,875)	(24,956)	(39,665)	(65,958)

Discontinued Operation
Loss from operations of entity to be disposed	(5,395)	(2,298)	(7,230)	(9,963)
Impairement for Asset held for sale	(11,694)	-	(11,694)	-
Total loss from Discontinued Operation	(17,089)	(2,298)	(18,924)	(9,963)

Loss before minority interest	(35,964)	(27,254)	(58,589)	(75,921)

Minority interest	-	689	-	2,989

Net loss	(35,964)	(26,565)	(58,589)	(72,933)

Other comprehensive income (loss)
Foreign currency translation	(1,120)	1,914	(302)	4,580

Comprehensive loss	$(37,084)	$(24,652)	$(58,891)	$(68,353)

Net loss per share:
Basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic & diluted	10,250,000	10,164,286	10,250,000	10,121,507

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(58,589)	$(72,933)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	(2,989)
Payment of rental by an officer	6,287	-
Changes in current assets:
Other receivables	26,250	-
Other receivables from entity held for sale	-	-
Changes in current liabilities:
Accounts payable and accrued expenses	(13,844)	20,476

Total Adjustments	18,693	17,487

Net cash used in operating activities from continuing operations	(39,896)	(55,446)
Net cash provided by operations of entity held for sale	10,481	5,835
Net cash used in operating activities	(29,415)	(49,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from subscription	-	60,000
Loan from related party	17,907	40,766

Net cash provided by financing activities from continuing operations	17,907	100,766
Net cash provided by financing activities from entity held for sale	2,457	-
Net cash provided by financing activities	20,364	100,766

Effect of exchange rate changes on cash and cash equivalents	(300)	4,579

Net increase (decrease) in cash and cash equivalents	(9,351)	55,735

Cash and cash equivalents, beginning balance	14,707	19

Cash and cash equivalents, ending balance	$5,356	$55,754
	$0	(0)
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax	$249	$-
Interest expense	$-	$-

Non-cash transactions in investing and financing activities:
Shares to be issued	$-	$60,000

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

On September 22, 2008 the Company’s board of directors decided to sell the Company’s 70% interest in its  subsidiary Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”). The operations of “188info.com” have been presented as the “operations of the entity to be disposed”, in the accompanying consolidated financial statements.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by Artcraft V, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiaries, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the nine month periods ended September 30, 2008 and 2007, the transactions of 188info.com were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of September 30, 2008, the accounts of 188info.com were maintained, and its financial statements were expressed in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Note

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of September 30, 2008 and December 31,2007, deferred revenue was $0 and $3,313 respectively.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the nine month periods ended September 30, 2008, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the nine month periods ended September 30, 2008 and 2007.

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

Basic and Diluted Earnings (Loss) Per Share

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the nine months ended September 30, 2008 and 2007 respectively.

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

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged  items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2008, account payable and accrued expenses were $12,500, including accrued  legal, audit, and accounting expenses .

As of December 31, 2007, account payable and accrued expenses were $26,344, including accrued  legal, audit, and accounting expenses .

Note 4 – LOAN PAYBLE TO RELATED PARTIES

As of September 30, 2008, total loan payable to related parties were $283,628, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $199,628.

As of December 31, 2007, total loan payable to related parties were $265,721, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $181,721.

Note 5 – Common Stock

On May 17, 2005, the Company agreed to issue 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). The shares were issued and cash received on the month of August 2007.

Note 6 – ADDITIONAL PAID-IN CAPITAL

The Company utilizes office space arranged by an officer of the Company in 188info.com, free of charge. The fair market rent value amounting $6,287 and $6,322 have been taken as a contribution to the capital from the officer and credited to the additional paid in capital as of September 30, 2008 and December 31, 2007 respectively.

Note 7 – INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008 and 2007, and the Company has recorded income tax provisions for the periods as follows:

The provision for income taxes from continuing operations on income consists of the following for the nine month periods ended September30, 2008 and 2007:

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	9/30/2008	9/30/2007

US Current Tax Expense (Benefit)
Federal	$-	$-
State	-	-

PRC Current Income Expense (Benefit)	393	-

Total Provision for Income tax	$393	$-

Tax expense (credit) at staturory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	15%	15%
Exempt from income tax due to net loss	(9%)	(15%)
Tax expense at actual rate	6%	0%

United States of America

As of September 30, 2008, the Company in the United States had approximately $ in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007

Net operation loss carry forward	$126,667	$87,002

Total deferred tax assets	71,286	57,800

Less: valuation allowance	(71,286)	(57,800)

Net deferred tax assets	$-	$-

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 15%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company’s applicable EIT rate under new EIT law is differ from the amounts computed by applying the EIT primarily. The local government has implemented a special tax rate based on income rather than net income for the enterprises reported operation loss continuously for more than two years.  Pursuant to the special tax rate, the Company’s subsidiary is first subject to a tax rate of 6% on their income and then multiply that by the standard tax rate of 25% or simply 1.5% of income. Income tax expenses for the nine month periods ended September 30, 2008 and 2007 were $ 393 and $0 respectively.

	September 30, 2008	September 30, 2007

Loss from China before income tax	$(6,838)	$(7,665)

Income tax expense for operation in the PRC	$393	$-

Tax expense at actual rate	6%	-

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2008, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in Stockholders’ Deficit, at September 30, 2008 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2007	$6,673
Change for 2008	(302)

Balance at September 30, 2008	$6,371

Note 10 –  ASSETS/LIABILITIES HELD FOR SALE

On September 22, 2008, Top Interest entered into an Agreement on transfer of 188info.com to Shenzhen Dingyi Investment Consulting Company Co., Ltd. Pursuant to the Agreement, Top Interest agreed to transfer all the shares of 188info.com to Shenzhen Dingyi for $0.15 (RMB1.00) and the buyer agreed to assume all the assets and liabilities of 188info.com. The transaction did not consummate as of September 30, 2008 and all the assets and liabilities of the 188info.com was booked as assets/liabilities held for sale as of September 30, 2008.

The components of income (loss) from operations related to operations held for sale for the nine month period ended September  30, 2008 are shown below.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine month period ended
September 30, 2008
Sales, net	$26,275
Cost of sales	-

Gross profit	26,275
-
General and administrative expenses	33,124

Income from operations	(6,849)

Interest income	11

Income before income tax	(6,838)

Income tax	(393)

Net loss from discontinued operations	$(7,230)

Assets and liabilities for the entity held for sale as of September 30, 2008 are as follows:

As of September 30. 2008
Assets

Cash and cash equivalents	$8,026
Receivable from related party	293
Total current assets	8,319

Property & equipment	13,986
Intangible	4,957
Total assets held for sale	27,262

Liabilities
Accounts payable and accrued expense	8,070
Deffered revenue	7,498
Total liabilities held for sale	15,568

Net assets held for sale	11,694

Consideration for disposal	0

Impairment of assets held for sale	$11,694

As of September 30, 2008, the Company impaired assets held for sale in the amount of $11,694.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11  – CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note 12  – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $372,554 and $313,965 as of September 30, 2008 and December 31, 2007 including losses of $58,589 and $92,812 for the periods ended September 30, 2008 and December 31, 2007. The Company’s current liabilities exceed its current assets by $290,772 and $251,108 as of September 30, 2008 and December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through the nine month ended September 30, 2008, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.