Form 10-K
period 2008-12-31
ARTCRAFT V INC
filed 2009-04-15
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-50818

ARTCRAFT V, INC.
 (Name of small business issuer in its charter)

DELAWARE	26-0744863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Room 1131, XianKeJiDian Building BaGuaSi Road Futian District Shenzhen City, China	518029
(Address of principal executive offices)	(Zip Code)

011-86775 23990959
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Issuer's revenues for its most recent fiscal year, December 31, 2008, were $ 0.

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of April 13, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

As of April 13, 2009, the registrant had 10,250,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owned 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses. Top Interest was incorporated under the laws of the British Virgin Islands. 188info.com was legally established under the laws of the People’s Republic of China. When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiary.

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

We operated our business through our wholly owned subsidiary, Top Interest International Limited, which owned a 70% interest in 188info.com, which operates "188Info" service in the PRC.

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com in order to protect its shareholders’ interest as “188info.com” continues to generate operating losses and negative cash flow. The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd on September 22, 2008 to sell them its 70% interest in 188info.com for $0.15 (RMB1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008.

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

Employees

Currently, the Company has no employees.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES

The Company’s corporate office is located at Room 1131, XianKeJiDian Building, BaGuaSi Road, Futian District, Shenzhen City, China 518029.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was approved for quotation on the OTC Bulletin Board, our stock symbol is “AFTV”. There is currently no quotation for our shares of common stock.

Holders

As of April 13, 2009, we had 50 shareholders holding an aggregate of 10,250,000 shares of our common stock

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into an Exchange Agreement with Top Interest International Limited (“Top Interest”). Top Interest owned 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses. Top Interest was incorporated under the laws of the British Virgin Islands. 188info.com was legally established under the laws of the People’s Republic of China. When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiary.

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

We operated our business through our wholly owned subsidiary, Top Interest International Limited, which owned a 70% interest in 188info.com, which operates "188Info" service in the PRC.

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com in order to protect its shareholders’ interest as “188info.com” continues to generate operating losses and negative cash flow. The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd on September 22, 2008 to sell them its 70% interest in 188info.com for $0.15 (RMB1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008.

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

Employees

Currently, the Company has no employees.

RESULTS OF OPERATIONS FOR THE YEAR S ENDED DECEMBER 31, 2008 AND 2007

The following table presents certain consolidated statement of operations information for the years ended December 31, 2008 and 2007. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Years ended December 31,
	2008	2007

Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	75,930	87,002

Loss from operations	(75,930)	(87,002)

Discontinued Operation
Loss from Operations	(7,548)	(131,494)
Loss on disposal	(89,004)	-

Loss on discontinued operations	(96,552)	(131,494)

Net loss	(172,482)	(218,496)

Other comprehensive income (loss)
Foreign currency translation	(6,673)	3,092

Comprehensive loss	(179,155)	(215,404)

Operating Expense
General and administrative expenses for the year ended December 31, 2008 totaled $75,930 compared to $87,002 for the year ended December 31, 2007.  The decrease in operating expense of $11,072 or approximately 13% was due to lower operation fees related to SEC filing in the U.S. stock market.

Income (Loss) from Operations
Loss from operations for the year ended December 31, 2008 totaled $75,930 compared to $87,002 for the year ended December 31, 2007.  The decrease in operating expense of $11,072 or approximately 13% was due to lower operation fees related to SEC filing in the U.S. stock market.

Discontinued Operation

Loss from discontinued operations for the year ended December 31, 2008 totaled $96,552 compared to $131,494 for the year ended December 31, 2007, a decrease of $34,942. The decrease in loss from discontinued operations is due to the fact the operation was sold in October and we only recognized 10 months of loss rather than the full year.

Net Income (Loss)
Net loss for the year ended December 31, 2008 totaled $(172,482) compared to $(218,496) for the year ended December 31, 2007, a decrease of $46,014 or approximately 21%. The decrease in net loss was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $91 at December 31, 2008 and current assets totaled $91 at December 31, 2008. The Company's total current liabilities were $411,129 at December 31, 2008. Working capital at December 31, 2008 was $(411,038). During the year ended December 31, 2008, net cash used in operating activities was $(99,240).

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

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Kabani & Company, Inc. of Los Angeles, California, a certified public accountant. We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers and directors as of April 13, 2009.

NAME	AGE	POSITION
Li Te Xiao	31	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Li Te Xiao President Chief Executive Officer and Director
	2008	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Our shareholders may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 13, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March __, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Stock Options

We do not have, nor do we anticipate adopting a stock option plan. Additionally, we do not have any retirement, pension, profit sharing, stock option or other similar programs.

Employment Agreements

We do not have any employment agreements with our officer or director currently.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of March __, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

(1) Based on 10,250,000 shares of common stock issued and outstanding as of April 13, 2009.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $ 27,500 and $27, 500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not  have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

10.1	Share Transfer Agreement between Shenzhen Xin Kai Yuan Info Consul Co., Ltd. and Shenzhen Dingyi Investment Consulting Company Co., Ltd. , dated September 22, 2008.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTCRAFT V, INC.

Date: April 14, 2009	By:	/s/ LI Te Xiao
Li Te Xiao, President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Li Te Xiao	President, Chief Executive Officer,	April 14, 2009
Li Te Xiao	Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Cash Flows	F5

Consolidated Statements of Stockholders’ Deficit	F6

Notes to Consolidated Financial Statements	F7-F17

F1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Artcraft V Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Artcraft V Inc. and Subsidiary (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artcraft V Inc. and Subsidiary as of December 31, 2008, and the consolidated results of their operations, stockholders' deficit and their consolidated cash flows for the two years period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $486,447 at December 31, 2008 including a net loss of $172,482 during the year ended December 31, 2008. These factors as discussed in Note 10 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 11, 2009

F2

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007
Current Assets
Cash and cash equivalents	$91	$14,707
Current assets of entity disposed off	-	3,637
Other receivable, net	-	26,250

Total Current Assets	91	44,594

Non-current assets of entity disposed off	-	22,412

Total Asset	$91	$67,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$41,001	$26,344
Loan payable to related parties	370,128	265,721
Current Liability of the entity disposed off	-	13,111
Total Current Liabilities	411,129	305,176

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250	10,250
Additional paid in capital	115,159	108,872
Subscription receivable	(50,000)	(50,000)
Other accumulated comprehensive gain	-	6,673
Accumulated deficit	(486,447)	(313,965)
Total Stockholders' Deficit	(411,038)	(238,170)
Total Liabilities & Stockholders’ Equity	$91	$67,007

The accompanying notes are an integral part of these audited consolidated financial statements

F3

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2008	2007
Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	75,930	87,002
Loss from continued operations	(75,930)	(87,002)
Discontinued Operation
Loss from Operations	(7,548)	(131,494)
Loss on Disposal	(89,004)	-
Loss on Discontinued Operations	(96,552)	(131,494)

Net Loss	(172,482)	(218,496)

Other Comprehensive Income
Foreign Currency Translation	(6,673)	3,092

Comprehensive loss	$(179,155)	$(215,404)

Loss per share:
Basic & Diluted loss per share from continued operations	$(0.01)	$(0.01)
Basic & Diluted loss per share from discontinued operations	$(0.01)	$(0.01)
Basic & diluted per share	$(0.02)	$(0.02)
Weighted average number of shares outstanding:
Basic & diluted weighted average number of shares	10,250,000	10,153,836

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these audited consolidated financial statements

F4

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(172,482)	$(218,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
Payment of rental by an officer	6,287	-
Changes in current assets:
Other receivables	26,250	-
Changes in current liabilities:
Accounts payable and accrued expenses	14,656	20,478

Total Adjustments	47,193	20,478

Net cash used in operating activities from continuing operations	(125,289)	(198,018)
Net cash provided by operations of entity sold	26,049	21,726
Net cash used in operating activities	(99,240)	(176,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from subscription	-	60,000
Loan from related party	104,407	40,766

Net cash provided by financing activities from continuing operations	104,407	100,766
Net cash provided by financing activities from entity held for sale	(13,111)	90,199
Net cash provided by financing activities	91,296	190,965

Effect of exchange rate changes on cash and cash equivalents	(6,672)	15

Net increase (decrease) in cash and cash equivalents	(14,616)	14,688

Cash and cash equivalents, beginning balance	14,707	19

Cash and cash equivalents, ending balance	$91	$14,707

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statement

F5

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Shares	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	To be Issued	Receivable	Deficit	Deficit
Balance December 31, 2006	10,100,000	10,100	42,700	3,581	60,000	(110,000)	(95,469)	(89,088)

Issuance of common stock	150,000	150	59,850	-	(60,000)	60,000	-	60,000

Director contribution	-	-	6,322	-	-	-	-	6,322

Foreign currency translation adjustments	-	-	-	3,092	-	-	-	3,092

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(218,496)	(218,496)

Balance December 31, 2007	10,250,000	$10,250	$108,872	$6,673	$-	$(50,000)	$(313,965)	$(238,170)

Director contribution	-	-	6,287	-	-	-	-	6,287

Foreign currency translation adjustments	-	-	-	(6,673)	-	-	-	(6,673)

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(172,482)	(172,482)

	10,250,000	$10,250	$115,159	$	$-	$(50,000)	$(486,447)	$(411,038)

The accompanying notes are an integral part of these audited consolidated financial statements.

F6

ARTCRAFT V INC. AND SUBSIDIARY

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

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com.  The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd  on September 22, 2008 to sell its 70% interest in 188info.com for $0.15 (RMB1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008 (See note 11).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the years ended December 31, 2008 and 2007, the transactions of Shenzhen were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

F7

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation Adjustment

As of December 31, 2008 and 2007, the accounts of Shenzhen were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

F8

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of software for information search engine and online web application. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. The intangible assets amounted to $0 and $6,636 belonged to the entity disposed off and included under non-current assets as at December 31, 2008 and 2007.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal

Long lived assets at the end of December 31, 2008 and 2007 were $0 and $22,412 respectively. Long lived assets at December 31, 2007 belonged to the entity disposed off.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. As of December 31, 2008 and December 31,2007, deferred revenue was $0. Revenue for the years ended December 31, 2008 and 2007 were $29,327 and $24,116 respectively, related to the entity diposed off and reclassified as part of loss from discontinued operations.

F9

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the year ended December 31, 2008, the company did not grant or issue any option or warrant.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The company did not incur any advertising expense during the year ended December 31, 2008 and 2007.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $(0.02) and $(0.02) for the years ended December 31, 2008 and 2007 respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

F10

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. As at December 31, 2008 and 2007 the Company is not exposed to such risk.

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

F11

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F12

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2008, account payable and accrued expenses were $41,001, including accrued  legal, audit, and accounting expenses .

As of December 31, 2007, account payable and accrued expenses were $26,344, including accrued  legal, audit, and accounting expenses .

Note 4 – LOAN PAYBLE TO RELATED PARTIES

As of December 31, 2008, total loan payable to related parties were $370,128, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amouting $168,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $202,128.

As of December 31, 2007, total loan payable to related parties were $265,721, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $84,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $181,721.

Note 5 – COMMON STOCK

On May 17, 2005, the Company agreed to issue 150,000 shares of common stock to individuals for subscriptions receivable of $60,000 ($0.40 per share). The shares were issued and cash received in the month of August 2007.

Subscription receivable from the share holder of Top Interest International Limited amounted to $50,000 in the accompanied financial statements.

No new shares have been issued during the year ended December 31, 2008.

Note 6 – ADDITIONAL PAID-IN CAPITAL

The Company utilizes office space arranged by an officer of the Company in 188info.com, free of charge. The fair maket rent value amounting $6,287 and $6,322 have been taken as a contribution to the capital from the officer and credited to the additional paid in capital as of December 31, 2008 and December 31, 2007 respectively.

Note 7 – INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008 and 2007, and the Company has recorded income tax provisions for the periods as follows:

F13

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2008 and 2007:

	12/31/2008	12/31/2007

US Current Tax Expense (Benefit)
Federal	$-	$-
State	-	-

PRC Current Income Expense (Benefit)	-	-

Total Provision for Income tax	$-	$-

Tax expense (credit) at staturory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	18%	15%
Exempt from income tax due to net loss	(18%)	(15%)
Tax expense at actual rate	0%	0%

United States of America

As of December 31, 2008, the Company in the United States had approximately $243,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007

Net operation loss carry forward	$243,000	$107,000

Total deferred tax assets	83,000	37,000

Less: valuation allowance	(83,000)	(37,000)

Net deferred tax assets	$-	$-

F14

ARTCRAFT V INC. AND SUBSIDIARY

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

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company’s applicable EIT rate under new EIT law is different from the amounts computed by applying the EIT primarily. The local government has implemented a special tax rate based on income rather than net income for the enterprises reported operation loss continuously for more than two years.  Pursuant to the special tax rate, the Company’s subsidiary is first subject to a tax rate of 6% on their income and then multiply that by the standard tax rate of 25% or simply 1.5% of income. Income tax expenses for the years ended December 31, 2008 and 2007 were $ 395 and $0 respectively, related to the entity disposed off and included as part of loss from discontinued operations.

	December 31, 2008	December 31, 2007

Loss from China before income tax	$(7,153)	$(162,107)

Income tax expense for operation in the PRC	$395	$-

Tax expense at actual rate	6%	-

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

General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2008, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

F15

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in Stockholders’ Deficit, at December 31, 2008 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2007	$6,673
Change for 2008	(6,673)

Balance at December 31, 2008	$-

Note 10  – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $486,447 and $313,965 as of December 31, 2008 and December 31, 2007 including losses of $172,482 and $218,494 for the years ended December 31, 2008 and December 31, 2007. The Company’s current liabilities exceed its current assets by $411,038 and $260,582 as of December 31, 2008 and December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through December 31, 2008, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding to implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 11 – DISCONTINUED OPERATIONS

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com.  The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd  on September 22, 2008 to sell our 70% interest in 188info.com for $0.15 (RMB1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008.

The Company has reclassified the assets and liabilities of the entity disposed off in the accompanied financial statements.

Following table summarizes the classification of assets and liabilities of the disposed entity as at December 31, 2007.

F16

ARTCRAFT V INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets
Cash	$3,363
Receivable from related part	274
Current assets of entity disposed off	$3,637

Non-current asset
Property, plan & equipment	$15,776
Intangible assets	6,636
Non-current assets of entity disposed off	22,412

Current liabilities
Deferred revenue	$3,313
Accured expenses	9,798
Current liabilities of entity disposed off	$13,111

At the date of disposal October 17, 2008, the Company recorded $7,548 as loss from operations of discontinued entity and $89,004 as loss on disposal of discontinued entity.

F17