Form 10-Q
period 2009-03-31
ARTCRAFT V INC
filed 2009-06-12
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ARTCRAFT V, INC.
 (Exact name of registrant as specified in Charter

Delaware	000-50818	26-0744863
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

As of June 12, 2009 the Company had 10,250,000 shares of common stock outstanding.

ARTCRAFT V, INC.
FORM 10-Q
March 31, 2009
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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the three month periods ended March 31, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three month ended March 31,
	2009	2008

Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	10,514	7,986

Loss from operations	(10,514)	(7,986)

Loss from continued operations

Discontinued Operation
Loss from operations of entity disposed		(903)

Net loss	(10,514)	(8,889)

Other comprehensive income
Foreign currency translation	-	530

Comprehensive loss	(10,514)	(8,359)

Net Revenue

Net sales for the three months ended March 31, 2009 totaled $0 compared to $0 (after reclassification of $7,389 revenue related to the discontinued entity) for the three months ended March 31, 2008. Revenue reduced to $0 in the current quarter compared to same period last year after discontinued operation. The decrease in revenue is due to the fact that the Company became dormant after the sale of the subsidiary 188info.com.

Operating Expense

General and administrative expenses for the three month period ended March 31, 2009 totaled $10,514 compared to $7,986 (after reclassification of $8,184 expenses related to the discontinued entity) for the three month ended March 31, 2008.  The increase in operating expense of $2,528 after discontinued operations was due to the increase in professional fees.

Loss from Continued Operations

Loss from operations for the three month period ended March 31, 2009 totaled $10,514 compared to $7,986 for the three month ended March 31, 2008 (after reclassification of discontinued operations).  The increase in loss from operations of $2,528 or approximately 32% was due to the increase in expenses and no revenue as the Company disposed its subsidiary 188info.com.

Net Loss

Net loss for the three month period ended March 31, 2009 totaled $10,514 compared to $8,889 for the three month period ended March 31, 2008, an increase of $1,625 or approximately 18%. The increase in net loss was primarily due to the increase in professional fees and decrease in revenue as described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,091 at March 31, 2009 and current assets totaled $1,091 at March 31, 2009. The Company's total current liabilities were $422,642 at March 31, 2009. Working capital at March 31, 2009 was $(421,551). During the three month ended March 31, 2009, net cash used in operating activities was $(6,000).

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

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not Applicable because we are a smaller reporting company.

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

ARTCRAFT V, INC

Date: June 12, 2009	By:	By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

TABLE OF CONTENTS

Consolidated Balance Sheets (Unaudited)	F-2

Consolidated Statements of Operations (Unaudited)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Consolidated Financial Statements	F-5 - F-8

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31,	December 31,
	2009	2008
Current Assets
Cash and cash equivalents	$1,091	$91

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$45,514	$41,001
Loan payable to related party	377,128	370,128
Total Current Liabilities	422,642	411,129

Stockholders' Deficit

Common stock, $.001 par value, 100,000,000
shares authorized, 10,250,000 issued and outstanding	10,250	10,250
Additional paid in capital	115,159	115,159
Subscription receivable	-	(50,000)
Accumulated deficit	(546,961)	(486,447)
Total Stockholders' Deficit	(421,551)	(411,038)

	$1,091	$91

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008

Revenue, net	$-	$-

Operating Expenses:
General and administrative expenses	10,514	7,986

Loss from continued operations	(10,514)	(7,986)

Discontinued Operation
Loss from operations of entity disposed	-	(903)

Net loss	(10,514)	(8,889)

Other comprehensive income
Foreign currency translation	-	530

Comprehensive loss	$(10,514)	$(8,359)

Loss per share:
Basic & diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic & diluted	10,250,000	10,250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ARTCRAFT V, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,514)	$(8,889)
Decrease in current assets:
Other receivables	-	26,250
Increase/ (decrease) in current liabilities:
Accounts payable and accrued expenses	4,514	(10,719)
Net cash provided by (used in) operating activities of continued operations	(6,000)	6,642
Net cash provided by operating activities of discontinued operations	-	10,849
Net cash provided by (used in) operating activities	(6,000)	17,491

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from related party	7,000	88,912

Effect of exchange rate changes on cash and cash equivalents	-	355

Net increase in cash and cash equivalents	1,000	106,759

Cash and cash equivalents, beginning balance	91	18,070

Cash and cash equivalents, ending balance	$1,091	$124,829

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-
Interest payments	$-	$-

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

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest from the shareholder for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares.  This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

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

Exchange Gain (Loss)

During the periods ended March 31, 2009 and 2008, the transactions of Shenzhen were denominated in foreign currency and were recorded in CNY at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2009 and 2008, the accounts of Shenzhen were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue from marketing services through World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Revenue for the three month period ended March 31, 2009 and 2008 were $0 and $7,389 respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss)  per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $(0.00) and $(0.00) for the three month periods ended March 31, 2009 and 2008 respectively.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

Reclassification

Certain items in the financial statements have been reclassified to confirm to the current period presentation.

Note 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2009, account payable and accrued expenses were $45,514, including accrued legal, audit, and accounting expenses.

As of December 31, 2008, account payable and accrued expenses were $41,001, including accrued legal, audit, and accounting expenses.

Note 4 – LOAN PAYBLE TO RELATED PARTIES

As of March 31, 2009, total loan payable to related parties were $377,128, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary for $168,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $209,128.

As of December 31, 2008, total loan payable to related parties were $370,128,, including a non interest-bearing, unsecured and due on demand note payable to an officer of a subsidiary amounting $168,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $202,128.

Note 5 – STOCKHOLDER’S EQUITY

Subscription receivable from the share holder of Top Interest International Limited amounted to $50,000. The Company during the period ended March 31, 2009 recorded deemed dividend of $50,000 to the major shareholder by utilizing the subscription receivable.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No new shares have been issued during the three month period ended March 31, 2009.

The Company utilized office space arranged by an officer of the Company in 188info.com, free of charge. The fair market rent value amounting $0 and $6,287 have been taken as a contribution to the capital from the officer and credited to the additional paid in capital as of March 31, 2009 and December 31, 2008 respectively.

Note 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $496,961 and $486,447 as of March 31, 2009 and December 31, 2008 including losses of $10,514 and $8,359 for the periods ended March 31, 2009 and 2008. The Company’s current liabilities exceed its current assets by $421,551 and $411,038 as of March 31, 2009 and December 31, 2008. The Company disposed its operating entity in China during the year ended December 31, 2008 and currently does not have any operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through March 31, 2009, towards obtaining additional equity and management of accrued expenses and accounts payable.

Management believes that actions presently being taken to obtain additional funding to implement its strategic plans provide the opportunity for the Company to continue as a going concern.