Form 10-Q
period 2009-06-30
ARTCRAFT V INC
filed 2009-08-10
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ARTCRAFT V, INC.
 (Exact name of registrant as specified in Charter

Delaware	000-50818	26-0744863
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 1131, XianKeJiDian Building
BaGuaSi Road Futian District
Shenzhen City, China 518029
(Address of Principal Executive Offices)(Zip Code)
 _______________

011-86775 23990959
 (Registrant Telephone number, including area code)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

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
Yes ☒           No ☐

As of August 4, 2009, the Company had 10,250,000 shares of common stock outstanding.

ARTCRAFT V, INC.
FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

The financial statements of the Company are included following the signature page of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BUSINESS OVERVIEW

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on June 7, 2004. On November 7, 2005, the Company entered into a Stock Purchase and Share Exchange Agreement (“Share Exchange”) with Top Interest International Limited (“Top Interest”). Top Interest owned 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses. Top Interest was incorporated under the laws of the British Virgin Islands. 188info.com was legally established under the laws of the People’s Republic of China (“PRC”). When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

Pursuant to the Share Exchange, the Company purchased all of the issued and outstanding shares of Top Interest from the shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares. This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

We operated our business through our wholly owned subsidiary, Top Interest International Limited, which owned a 70% interest in 188info.com, which operates "188Info" service in the PRC.

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com in order to protect their shareholders, as “188info.com” continued to generate operating losses and negative cash flow. The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd on September 22, 2008 to sell them its 70% interest in 188info.com for $0.15 (Chinese Renminbi 1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved by the PRC on October 17, 2008.

Due to the sale of 188info.com we do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, general administrative costs and costs relating to consummating an acquisition, if an acquisition is to be pursued. We believe we will be able to meet these costs through loans by  our stockholders, management or other outside investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the three month periods ended June 30, 2009 and 2008. The discussion following the table is based on these results.

	Three Months Ended June 30,
	2009	2008

Revenue, net	$-	$-

Operating expenses:
General and administrative expenses	10,373	12,804

Loss from continuing operations	(10,373)	(12,804)

Discontinued operation:
Loss from operations of entity disposed	-	(931)
Net loss	(10,373)	(13,735)
Other comprehensive income:
Foreign currency translation	-	288
Comprehensive loss	$(10,373)	$(13,447)

Net Revenue

Net revenue for the three months ended June 30, 2009 totaled $0 compared to $0 (after reclassification of $9,003 revenue related to the discontinued entity) for the three months ended June 30, 2008. The decrease in revenue is due to the fact that the Company became dormant after the sale of the subsidiary 188info.com.

Operating Expense

General and administrative expenses for the three month period ended June 30, 2009 totaled $10,373 compared to $12,804 (after reclassification of $9,802 expenses related to the discontinued entity) for the three month ended June 30, 2008.  The decrease in operating expense of $2,431 after reclassification of the expenses related to discontinued operations was due to the decrease in SEC filing and accounting fees.

Loss from Continuing Operations

Loss from continuing operations for the three months period ended June 30, 2009 totaled $10,373 compared to $12,804 for the three months period ended June 30, 2008 (after reclassification of discontinued operations).  The decrease in loss from continuing operations of $2,431 or approximately 18.9% was due to the decrease in SEC filing and accounting fees.

Net Loss

Net loss for the three months period ended June 30, 2009 totaled $10,373 compared to $13,735 for the three months period ended June 30, 2008, a decrease of $3,362. The decrease in net loss was primarily due to the decrease in professional fees related to SEC filing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the six months periods ended June 30, 2009 and 2008. The discussion following the table is based on these results.

	Six Months Ended June 30,
	2009	2008

Revenue, net	$-	$-

Operating expenses:
General and administrative expenses	20,886	20,790

Loss from continuing operations	(20,886)	(20,790)

Discontinued operation:
Loss from operations of entity disposed	-	(1,834)

Net loss	(20,886)	(22,624)

Other comprehensive income:
Foreign currency translation	-	818
Comprehensive loss	$(20,886)	$(21,806)
\
Net Revenue

Net revenue for the six months ended June 30, 2009 totaled $0 compared to $0 (after reclassification of $16,392 revenue related to the discontinued entity) for the six months ended June 30, 2008. The decrease in revenue is due to the fact that the Company became dormant after the sale of the subsidiary, 188info.com.

Operating Expense

General and administrative expenses for the six months period ended June 30, 2009 totaled $20,886 are consistent with the same period in 2008 which was amounted to $20,790 (after reclassification of $17,986 expenses related to the discontinued entity).

Loss from Continuing Operations

Loss from continuing operations for the six months periods ended June 30, 2009 totaled $20,886 are consistent with the same period in 2008 which was amounted to $20,790.

Net Loss

Net losses for the six months periods ended June 30, 2009 and 2008 are $20,886 and $22,624, respectively. The decrease of $1,738 is primarily from the reduction at accounting fees.

LIQUIDTY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,212 at June 30, 2009, as well as the total current assets. The Company's total current liabilities were $267,136 at June 30, 2009. Working capital at June 30, 2009 was $(263,924).

During the next 12 months we anticipate incurring costs related to filing of financial reports. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

WORKING CAPITAL REQUIREMENTS

Our auditor's going concern opinion for prior years ended indicates that we do not have significant cash or other material assets and we are relying on advances from stockholders officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

We are dependent upon our principal stockholder and officer to meet any costs that we may incur.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect .

Item 1A. Risk Factors.

Not Applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTCRAFT V, INC

Date: August 10, 2009	By:	By: /s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TABLE OF CONTENTS

Consolidated Balance Sheets (Unaudited)	F-2

Consolidated Statements of Operations (Unaudited)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Consolidated Financial Statements	F-5 - F-8

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,212	$91

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$15,693	$41,001
Loan payable to related parties	251,443	370,128
Total current liabilities	267,136	411,129

Stockholders' Deficit:
Common stock ($0.001 par value, 100,000,000 shares authorized,
10,250,000 issued and outstanding)	10,250	10,250
Additional paid-in capital	233,159	115,159
Subscription receivable	-	(50,000)
Accumulated deficit	(507,333)	(486,447)
Total stockholders' deficit	(263,924)	(411,038)
Total Liabilities and Stockholders' Deficit	$3,212	$91

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues, net	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	10,373	12,804	20,886	20,790

Operating Loss	(10,373)	(12,804)	(20,886)	(20,790)
Interest income	-	-	-	-

Income From Continuing Operation Before Income Taxes	(10,373)	(12,804)	(20,886)	(20,790)
Provision for Income Taxes	-	-	-	-
Loss From Continuing Operation	(10,373)	(12,804)	(20,886)	(20,790)

Discontinued Operations:
Loss from discontinued operation	-	(931)	-	(1,834)
Net Loss	$(10,373)	$(13,735)	$(20,886)	$(22,624)

Net Loss Per Share:
Basic & diluted from continuing operation	$(0.001)	$(0.001)	$(0.002)	$(0.002)
Basic & diluted including discontinued operation	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted Average Shares Outstanding
Basic & diluted	10,250,000	10,250,000	10,250,000	10,250,000

The Components of Other Comprehensive Income:
Net Loss	$(10,373)	$(13,735)	$(20,886)	$(22,624)
Foreign currency translation adjustment	-	288	-	818
Comprehensive Loss	$(10,373)	$(13,447)	$(20,886)	$(21,806)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months
	Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(20,886)	$(22,624)
Net change in operating assets and liabilities:
Other receivables	-	26,250
Accounts payable and accrued expenses	(25,308)	(13,667)
Net cash used in continuing operations	(46,194)	(10,041)
Changes in assets of discontinued operations	-	9,135
Net cash used in operating activities	(46,194)	(906)

Cash flows from financing activities:
Loan from related party	49,315	97,907

Effect of exchange rate on cash	-	425

Net increase in cash	3,121	97,426
Cash and cash equivalents, beginning of year	91	18,070
Cash and cash equivalents, end of period	$3,212	$115,496

Non-cash investing and financing activities:
Cancelation of subscription receivable	$50,000	$-
Debt forgiven by the major shareholder
- deemed a capital contribution	$168,000	$-

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

Pursuant to the Stock Purchase and Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of Top Interest from their shareholders for issuance of a total of 10,000,000 shares of the Company’s common stock, or approximately 99% of the total issued and outstanding shares.  This transaction closed on November 7, 2005 and has been accounted for as a reverse acquisition.

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

On June 21, 2009, the Company entered into a debt forgiveness transaction with Mr. Xu Zu Da, the president of Top Interest International Ltd. and the Company’s major shareholder, to forgive the Company from the repayment of a related party loan of $168,000. This forgiven debt will be treated as additional paid-in capital from Mr. Xu Zu Da.

When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of December 31, 2008 is derived from our Form 10-K for the year ended December 31, 2008 to be filed by us with the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements for the three months and six months ended June 30, 2009 and 2008 are unaudited and include all adjustments considered necessary for a fair presentation of the results of operations for the three months and six months ended on June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the three and six months ended June 30, 2008, the transactions of 188info.com were denominated in foreign currency and were recorded in RMB at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of June 30, 2008, the accounts of 188info.com were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Revenue from marketing services through the World Wide Web is recognized when services are rendered. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no revenue for the three and six months ended June 30, 2009 and 2008.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss per Share

Loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (“APB 15”). Net income (loss) per share for all periods presented reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no dilutive shares for three and six months ended June 30, 2009 and 2008. Basic and diluted losses per share were $0.001 and $0.001 for the three months periods ended June 30, 2009 and 2008 respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain items in the financial statements have been reclassified to confirm to the current period presentation.

Note 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2009 and December 31, 2008, account payable and accrued expenses were $15,693 and $41,001, respectively, including accrued legal, audit, and accounting expenses.

Note 4 – LOAN PAYBLE TO RELATED PARTIES

As of June 30, 2009, total loan payable to related party was $251,443, a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company.

As of December 31, 2008, total loans payable to related parties were $370,128, including a non interest-bearing, unsecured and due on demand note payable to Mr. Xu Zu Da, the president of Top Interest International Ltd. and the major shareholder of the Company, amounting to $168,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $202,128.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – STOCKHOLDERS’ DEFICIT

During the six months period ended June 30, 2009, the Company forgave the subscription receivable from the shareholder of Top Interest International Ltd. amounting to $50,000 and recorded it as a reduction of additional paid-in capital.

No new shares have been issued during the three months period ended June 30, 2009.

Note 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $507,333 and $486,447 as of June 30, 2009 and December 31, 2008, respectively, including losses of $10,373, $13,735, $20,886 and $22,624 for the three and six months ended June 30, 2009 and 2008. The Company’s current liabilities exceed its current assets by $263,924 and $411,038 as of June 30, 2009 and December 31, 2008, respectively. The Company disposed its operating entity in China during the year ended December 31, 2008 and currently does not have any operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeeding in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management has devoted considerable effort towards obtaining additional equity and management of accrued expenses and accounts payable.

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