Form 10-Q
period 2009-09-30
ARTCRAFT V INC
filed 2009-11-10
CIK 1294614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ARTCRAFT V, INC.
 (Exact name of registrant as specified in Charter)

Delaware	000-50818	26-0744863
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 1131, XianKeJiDian Building
BaGuaSi Road Futian District
Shenzhen City, China 518029
(Address of Principal Executive Offices)

011-86775 23990959
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☒  No  ☐

As of November 4, 2009 the Company had 10,250,000 shares of common stock outstanding.

ARTCRAFT V, INC.
FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Control and Procedures	7

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

The financial statements of the Company are included following the signature page of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BUSINESS OVERVIEW

Artcraft V, Inc. was incorporated under the laws of the State of Delaware on September 7, 2004. On November 7, 2005, the Company entered into a Stock Purchase and Share Exchange Agreement (“Share Exchange”) with Top Interest International Limited (“Top Interest”). Top Interest owned 70% equity interest of Shenzhen Xin Kai Yuan Info Consult Co., Ltd. (“188info.com”) which operates 188info.com, a professional information searching platform that is engaged in the business of providing information search engine, online web application and image designing, digital network service, online market research, online promotion and advertising services, and query searches for both individuals and businesses. Top Interest was incorporated under the laws of the British Virgin Islands. 188info.com was legally established under the laws of the People’s Republic of China (“PRC”). When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiaries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the three month periods ended September 30, 2009 and 2008. The discussion following the table is based on these results.

	For the Three Months
	Ended September 30,
	2009	2008

Revenues, net	$-	$-

Operating Expenses:
General and administrative expenses	5,367	18,875

Operating Loss	(5,367)	(18,875)

Income From Continuing Operation Before Income Taxes	(5,367)	(18,875)
Provision for Income Taxes	-	-
Loss From Continuing Operation	(5,367)	(18,875)

Discontinued Operations:
Loss from discontinued operation	-	(5,395)
Impairement for asset held for sale	-	(11,694)
Loss from discontinued operation	-	(17,089)

Net Loss	$(5,367)	$(35,964)

Operating Expense

General and administrative expenses for the three month period ended September 30, 2009 totaled $5,367 compared to $18,875 for the three month ended September 30, 2008.  The decrease in operating expense of $13,508 was due to the decrease in SEC filing and accounting fees.

Loss from Continuing Operations

Loss from continuing operations for the three months period ended September 30, 2009 totaled $5,367 compared to $18,875 for the three months period ended September 30, 2008.  The decrease in loss from continuing operations of $13,508 or approximately 71.6% was due to the decrease in SEC filing and accounting fees.

Net Loss

Net loss for the three months period ended September, 2009 totaled $5,367 compared to $35,964 for the three months period ended September 30, 2008, a decrease of $30,597. The decrease in net loss was primarily due to the decrease in professional fees related to SEC filing and loss from discontinued operation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

The following table presents certain consolidated statement of operations information for the six months periods ended September 30, 2009 and 2008. The discussion following the table is based on these results.

	For the Nine Months
	Ended September 30,
	2009	2008

Revenues, net	$-	$-

Operating Expenses:
General and administrative expenses	26,253	39,665

Operating Loss	(26,253)	(39,665)

Income From Continuing Operation Before Income Taxes	(26,253)	(39,665)
Provision for Income Taxes	-	-
Loss From Continuing Operation	(26,253)	(39,665)

Discontinued Operations:
Loss from discontinued operation	-	(7,230)
Impairement for asset held for sale	-	(11,694)
Loss from discontinued operation	-	(18,924)

Net Loss	$(26,253)	$(58,589)

Operating Expense

General and administrative expenses for the nine month period ended September 30, 2009 totaled $26,253 compared to the same period in 2008 which was amounted to $39,665. The decrease in operating expense of $13,412 was due to the decrease in SEC filing and accounting fees.

Loss from Continuing Operations

Loss from continuing operations for the six months periods ended September 30, 2009 totaled $26,253 compared to the same period in 2008 which was amounted to $39,665. The decrease in loss from continuing operations of $13,412 or approximately 33.8% was due to the decrease in SEC filing and accounting fees.

Net Loss

Net losses for the six months periods ended September 30, 2009 and 2008 are $26,253 and $58,589, respectively. The decrease of $32,336 is primarily from the decrease in professional fees related to SEC filing and disposal from discontinued operation.

LIQUIDTY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,752 at September 30, 2009, as well as the total current assets. The Company's total current liabilities were $272,043 at September 30, 2009. Working capital at September 30, 2009 was $(269,291).

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

ARTCRAFT V, INC

Date: November 10, 2009	By:	/s/ Li Te Xiao
Li Te Xiao
President, Chief Executive Officer,
Chief Financial Officer and Director

ARTCRAFT V, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

TABLE OF CONTENTS

Consolidated Balance Sheets (Unaudited)	F-2

Consolidated Statements of Operations (Unaudited)	F-3

Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Consolidated Financial Statements	F-5 - F-8

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,752	$91

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,600	$41,001
Loan payable to related parties	-	168,000
Loan payable to related parties	270,443	202,128
Total current liabilities	272,043	411,129

Stockholders' Deficit:
Common stock ($0.001 par value, 100,000,000 shares authorized,
10,250,000 issued and outstanding	10,250	10,250
Additional paid-in capital	233,159	115,159
Subscription receivable	-	(50,000)
Accumulated deficit	(512,700)	(486,447)
Total stockholders' deficit	(269,291)	(411,038)
Total Liabilities and Stockholders' Deficit	$2,752	$91

See notes to unaudited consolidated financial statements

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues, net	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	5,367	18,875	26,253	39,665

Operating Loss	(5,367)	(18,875)	(26,253)	(39,665)

Income From Continuing Operation Before Income Taxes	(5,367)	(18,875)	(26,253)	(39,665)
Provision for Income Taxes	-	-	-	-
Loss From Continuing Operation	(5,367)	(18,875)	(26,253)	(39,665)

Discontinued Operations:
Loss from discontinued operation	-	(5,395)	-	(7,230)
Impairement for asset held for sale	-	(11,694)	-	(11,694)
Loss from discontinued operation	-	(17,089)	-	(18,924)

Net Loss	$(5,367)	$(35,964)	$(26,253)	$(58,589)

Net Loss Per Share:
Basic & diluted from continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic & diluted including discontinued operation	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic & diluted	10,250,000	10,250,000	10,250,000	10,250,000

The Components of Other Comprehensive Income:
Net Loss	$(5,367)	$(35,964)	$(26,253)	$(58,589)
Foreign currency translation adjustment	-	(1,120)	-	(302)
Comprehensive Loss	$(5,367)	$(37,084)	$(26,253)	$(58,891)

See notes to unaudited consolidated financial statements

ARTCRAFT V, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months
	Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(26,253)	$(58,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of rental by an officer	-	6,287
Net change in operating assets and liabilities:
Other receivables	-	26,250
Accounts payable and accrued liabilities	(39,401)	(13,844)
Net cash used in continuing operations	(65,654)	(39,896)
Net cash provided by operations of entity held for sale	-	10,481
Net cash used in operating activities	(65,654)	(29,415)

Cash flows from financing activities:
Loan from related party	68,315	17,907
Net cash used in continuing operations	68,315	17,907
Net cash provided by operations of entity held for sale	-	2,457
Net cash used in financing activities	68,315	20,364

Effect of exchange rate on cash	-	(300)

Net increase in cash	2,661	(9,351)
Cash and cash equivalents, beginning of year	91	14,707
Cash and cash equivalents, end of period	$2,752	$5,356

Supplemental disclosures:
Cash paid during the period for income tax
	$-	$249

Non-cash investing and financing activities:
Cancelation of subscription receivable	$50,000	$-
Debt forgiven by the major shareholder	$168,000	$-

See notes to unaudited consolidated financial statements

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

On September 22, 2008 the Company’s board of directors agreed to sell the Company’s 70% interest in 188info.com.  The Company entered into an agreement with Shenzhen Dingyi Investment Consulting Company Co., Ltd on September 22, 2008 to sell our 70% interest in 188info.com for $0.15 (RMB $1) and the assumption of all assets and liabilities of 188info.com. The transaction was completed and approved on October 17, 2008.

On June 21, 2009, the Company entered into a debt forgiveness transaction with Zudu Xiao, the president of Top Interest International Ltd. and the Company’s major shareholder, to forgive the Company from the repayment of a related party loan of $168,000. This forgiven debt will be treated as additional paid-in capital from Mr. Xiao.

When used in these notes, the terms “Company”, “we”, “our” or “us” mean Artcraft V, Inc. and its subsidiary.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of December 31, 2008 is derived from our Form 10-K for the year ended December 31, 2008 to be filed by us with the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements for the three months and nine months ended September 30, 2009 and 2008 are unaudited and include all adjustments considered necessary for a fair presentation of the results of operations for the three months and nine months ended on September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of Artcraft V, Inc. and its wholly owned subsidiary, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Exchange Gain (Loss)

During the three and six months ended September 30, 2008, the transactions of 188info.com were denominated in foreign currency and were recorded in RMB at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of September 30, 2008, the accounts of 188info.com were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into U.S. Dollars with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no dilutive shares for three and nine months ended September 30, 2009 and 2008. Basic and diluted losses per share were $0.001 for the three month periods ended September 30, 2009. Basic and diluted losses per share were $0.004 for the three month periods ended September 30, 2008.

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

Note 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2009, account payable and accrued expenses were $1,600, including accrued legal, audit, and accounting expenses.

As of December 31, 2008, account payable and accrued expenses were $41,001, including accrued legal, audit, and accounting expenses.

Note 4 – LOAN PAYBLE TO RELATED PARTIES

As of September 30, 2009, total loan payable to related parties were $270,443, a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company.

As of December 31, 2008, total loan payable to related parties were $370,128,, including a non interest-bearing, unsecured and due on demand note payable to Zudu Xiao, the president of Top Interest International Ltd. and the major shareholder of the Company, amounting $168,000 and a non interest-bearing, unsecured and due on demand note payable to a shareholder of the Company in the amount of $202,128.

Note 5 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company forgave the subscription receivable from the shareholder of Top Interest International Ltd. amounted to $50,000 and recorded it as a reduction of additional paid-in capital.

No new shares have been issued during the three month period ended September 30, 2009.

Note 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $512,700 and $486,447 as of September 30, 2009 and December 31, 2008 including losses of $26,253 and $58,589 for the periods ended September 30, 2009 and 2008. The Company’s current liabilities exceed its current assets by $269,291 and $411,038 as of September 30, 2009 and December 31, 2008. The Company disposed its operating entity in China during the year ended December 31, 2008 and currently does not have any operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ARTCRAFT V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort from inception through September 30, 2009, towards obtaining additional equity and management of accrued expenses and accounts payable.

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